Form 10QSB
period 2000-03-31
STORM HIGH PERFORMANCE SOUND CORP/FL
filed 2000-05-18
CIK 1092804

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2000

                         Commission File Number: 0-29011

                  THE STORM HIGH PERFORMANCE SOUND CORPORATION
        (Exact name of small business issuer as specified in its charter)

                                     Florida
         (State or other jurisdiction of incorporation or organization)

                                   52-2048394
                        (IRS Employer Identification No.)

                              8756 122nd Avenue NE
                              Kirkland, Washington
                    (Address of principal executive offices)

                                      98033
                                   (Zip Code)

                                 (425) 827-7817
                           (Issuer's Telephone Number)

               --------------------------------------------------
              (Former name, former address and former fiscal year,
                             if changed last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  X  No   .
   ---   ---

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2000, was 30,317,623 shares.

                                     PART  I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited financial statements for the three month period ended March 31, 2000, are attached hereto.

The unaudited financial statements presented herein are those of North Coast Productions Inc., ("North Coast") successor to The Storm High Performance Sound Corporation ("Storm"). North Coast was incorporated in the state of Washington on December 29, 1999 and had no business activity prior to that date. Therefore, there are no comparative financial statements for the three months ended March 31, 1999.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

-     Plan  of  Operations

The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

North Coast became a successor to Storm under a Stock Purchase Agreement between Storm and North Coast dated January 28, 2000 and effective March 31, 2000 and a related Share Exchange Agreement and Plan of Merger between Storm and North Coast dated as of April 4, 2000 and effective as of April 5, 2000. The Stock Purchase Agreement and the Share Exchange Agreement ("the Agreements") were disclosed previously in Storm's Form 8-K filed on April 3, 2000 and Storm's Form 8-K filed on April 24, 2000.

Under the Agreements, North Coast shareholders became the holders of the majority of the issued and outstanding common stock of Storm and the plan of operations of North Coast became that of Storm.

Storm had no operations and little or no assets and liabilities immediately prior to its merger with North Coast. The transaction is treated as a capital transaction in substance rather than a business combination and has been accounted for as a reverse merger. Although Storm is considered the acquiring entity, since North Coast became the successor company as a result of North
Coast's shareholders becoming the holders of the majority of the voting common stock and since North Coast's plan of operations became that of the successor company, the financial history and reports are those of North Coast, the acquired entity.

The transactions relating to the reverse merger of North Coast and Storm based on the Agreements are summarized as follows:

- Immediately prior to the merger effective March 31, 2000, all of the assets of Storm with a recorded value of $86,486 were distributed to the former officers and controlling shareholders of Storm, Messrs. Hannaberry and Zacharoff as partial consideration for Storm's purchase and redemption of 7,030,377 shares of common stock tendered to Storm by such shareholders.
- North Coast paid $300,000 cash into an escrow account and was issued 7,115,593 shares of common stock of Storm as partial consideration effective March 31, 2000. The funds were disbursed by the escrow agent to liquidate the liabilities of Storm recorded at $167,699, to pay a finder's fee of $100,043 with the remainder paid to Messrs. Hannaberry and Zacharoff as the balance of the consideration for the 7,030,377 shares of common stock tendered to Storm by them. The finder's fee also included 326,400 shares of common stock.
- Under a Share Exchange Agreement and Plan of Merger between North Coast and Storm effective April 5, 2000 North Coast's shareholders were issued 25 million shares of common stock of Storm at $0.0001 per share ($2500 total) in exchange for 5 million shares of North Coast's common stock originally issued to them at $0.001 per share ($5000 total). The Share Exchange Agreement was treated as a continuance of the Stock Purchase Agreement between North Coast and Storm and therefore was given effect as of March 31, 2000. North Coast was merged into Storm and all of North Coast's assets were transferred to Storm and all of North Coast's liabilities were assumed by Storm and North Coast as a separate legal entity ceased to exist. The 7,115,593 shares of Storm's common stock issued to North Coast effective March 31, 2000 were cancelled by Storm.

Pursuant to a separate Stock Exchange Agreement dated as of March 31, 2000 between Storm and MRC Legal Services LLC ("MRC"), a majority shareholder of the HiLiner Group Inc. ("HiLiner"), Storm issued 1,500,000 shares of its common stock to MRC at $0.0001 per share in exchange for 100% of the issued and outstanding common stock of HiLiner (1 million shares). Upon execution of the Stock Exchange Agreement and delivery of the Storm shares to MRC as the sole shareholder of HiLiner, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Storm became the successor issuer to HiLiner for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective March 31, 2000.

Concurrent with and in connection with the Stock Exchange Agreement between Storm and MRC, Storm also entered into a Consulting Agreement effective March 31, 2000, with several individuals (the "Consultants") whereby Storm agreed to pay $125,000 cash and issue 2 million shares of its common stock as consideration for services under the Consulting Agreement. A description of the March 31, 2000 Stock Exchange Agreement and Consulting Agreement and additional information regarding the transactions thereunder are set forth in Storm's Form 8-K filing with the SEC dated March 31, 2000 and filed April 3, 2000.

The transaction under the HiLiner agreements is treated as a capital transaction in substance, rather than a business combination and has been accounted for as a reverse merger.

The shares issued by Storm in connection with the reverse merger transaction between Storm and North Coast and the shares issued by Storm in connection with the HiLiner Share Exchange Agreement and related Consulting Agreement were recorded effective March 31, 2000. Since there was insufficient volume or trading history of Storm's common stock on the OTC Bulletin Board and no other basis to reasonably determine fair value of the shares, such shares issued by Storm were recorded at their par value of $0.0001 per share. The accounts of North Coast were recorded at their historical values.

Storm intends to hold a special meeting of its shareholders to consider and vote upon the following matters:

a) The redomiciling of Storm's state of incorporation from Florida to Nevada.
b) The adoption of restated By-Laws and an Amendment of the Articles of Incorporation approving a change in corporate name to North Coast Productions Inc.
c) The adoption of an Amendment to the Articles of Incorporation increasing the authorized capital stock to 200,000,000 shares of $0.001 par value voting common stock and 50,000,000 shares of $0.001 par value preferred stock.
d) Other corporate matters to be set forth in a Notice of Special Meeting of Stockholders to be sent to the Company's stockholders.

Until the name change is approved by the stockholders, Storm will carry on its business as The Storm High Performance Sound Corporation dba North Coast Productions Inc.

The Company generated no revenues during the three month period ended March 31, 2000. The Company's current plan is to concentrate its business development efforts on opportunities available in the film production business, including made for TV projects.

The Company plans to hire a team of industry professionals. Contact has been made with several industry experienced individuals who have expressed an interest in joining North Coast. Day to day operations, the selection of projects and the marketing of the Company's productions and services will be by industry professionals.

The Company's plan is to become operational during the second quarter of 2000. The development of two motion picture projects will receive the bulk of the Company's management time and financial resources, if and when the financial resources become available.

North Coast is in the process of establishing itself as producer and distributor of filmed entertainment products. Foreign or world wide distribution of USA produced entertainment projects is one of the fastest growing segments of the industry. It is the intention of North Coast to exploit that market as the foundation of the Company's future.

The Company's major marketing strategy is based on selling "within budget" productions to the marketplace at competitive prices. This includes video and cable distribution outlets in addition to the foreign markets. The growing availability for viewers in countries outside the USA to receive USA cable network productions from HBO, Show Time and others, has increased demand for the type of programming that North Coast is planning to produce.

North Coast plans to establish distribution outlets, through strategic alliances, throughout its market place. A strong company representative network, coupled with well-chosen, competently produced projects is designed to provide a basis for success.

Under its marketing plan the Company is also developing relationships with writers and independent producers to assure that North Coast has a constant flow of projects under review. Included in this stream of projects are feature length films, made for TV films, mini series for TV and TV feature series. While each has a different market place, they all, as in any business, want the most for the least cost. The Company has as one of its missions, the cost efficient production of its projects. A strategy of cost efficiency is to become a hallmark of North Coast and the source of the Company's internal growth.

The Company plans to formulate an aggressive joint venture acquisition plan for stimulating growth. As in most industries, the consolidation movement is growing. North Coast management believes that growth by strategic acquisition is necessary for the Company to reach the Company's full potential. Management has significant M&A experience.

To date North Coast's current business activities have consisted primarily of developing a business plan, assembling a management team, and pursuing film production opportunities and financing. Options to purchase Magellan Entertainment of Malibu, CA and Nickel Palace, Inc. of Hollywood, CA have been signed. Definitive agreements are under negotiation.

Magellan Entertainment owns the rights to Tuesday's Letters, a movie script that is scheduled for production this summer. The budget for this project is $4.5 million. A division of Magellan, that will become the distribution arm of North Coast is currently selling Tuesday's Letters into the foreign market place. In April, 2000, North Coast advanced Magellan Entertainment $20,000.

Magellan's management team brings 20 plus years of industry experience to North Coast. Their experience includes acting, distribution and most importantly, producing. They have first hand knowledge of industry cost controls which will assist North Coast in reaching its goal of being cost efficient.

Nickel Palace owns the rights to Rennie's Landing, a movie script that is scheduled for filming in the summer of 2000. The budget for this project is $980,000. The director and producers of this film are currently working on bigger budget films for major studios. They are experienced, bright and have the vision necessary to recognize what the viewing public, the 18 to 34 year old wants to see. The addition of the Nickel executives to the North Coast management team brings the X & Y Generation vision to the Company. In April 2000, North Coast loaned to Nickel Palace $110,000 for operating capital to commence film production activities.

On April 7, 2000, the Company deposited $550,000 of proceeds it received under the subscription agreement relating to the convertible debentures issued by North Coast on March 28, 2000. The funds were used to pay down approximately $400,000 of the Company's debt obligations. The balance is being used for operating capital. The Company is in its early stages of business development and funding of future operations is dependent on management's ability to raise additional capital.

The Company estimates that it will have sufficient capital to enable it to meet its financial needs to continue with its business development activity at a minimal level until September 1, 2000. In order to proceed with its Plan of Operations as described herein, the Company will have to raise additional funds over the next 12 months.

The Company has no plans for any product research and development and no expected purchase or sale of plant and significant equipment over the next 12 months.

The Company expects a significant increase in the number of its employees in order to produce the film opportunities it is pursuing under its plan of operations. The hiring of additional employees is dependent upon and subject to the Company's ability to raise additional financing.

Forward  Looking  Statements

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

                              FINANCIAL STATEMENTS

The accompanying balance sheet of Storm (a development stage company) at March 31, 2000 and the statements of operations and cash flow for the three months ended March 31, 2000, have been prepared by management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included.

Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.


                        THE STORM HIGH PERFORMANCE SOUND CORPORATION
                             dba/ NORTH COAST PRODUCTIONS, INC.
                                (A Development Stage Company)
                                        BALANCE SHEET
                                       MARCH 31, 2000
                                         (Unaudited)


ASSETS
   Cash                                                                     $    1,721
                                                                            -----------

                                                                            $    1,721
                                                                            ===========


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                         $  158,700
   Loans payable - officers                                                    289,000
                                                                            -----------

      Total current liabilities                                                447,700
                                                                            -----------

OTHER LIABILITIES
   Debentures payable                                                        1,000,000
   Less debenture subscription receivable                                     (880,000)
                                                                            -----------

      Total other liabilities                                                  120,000
                                                                            -----------

                                                                               567,700
                                                                            -----------


STOCKHOLDERS' (DEFICIT)
   Common stock $.0001 par value; 50,000,000 shares
      authorized; 30,317,623 shares issued and outstanding                       3,032
   Retained deficit                                                           (569,011)
                                                                              (565,979)
                                                                            -----------

                                                                            $    1,721
                                                                            ===========

        The Accompanying notes are an integral part of these financial statements



                                     THE STORM HIGH PERFORMANCE SOUND CORPORATION
                                          dba/ NORTH COAST PRODUCTIONS, INC.
                                            (A Development Stage Company)
                                               STATEMENT OF OPERATIONS
                                                     (Unaudited)


                                                                                                 Cumulative
                                                                                                Through the
                                                                                                Development
                                                                            Three Months           Stage
                                                                                Ended        (December 29, 1999
                                                                           March 31, 2000    to March 31, 2000)
                                                                           ---------------  --------------------
EXPENSES
   General and administrative                                              $       101,979     $         106,979
                                                                           ---------------     -----------------

      Net loss from operations                                                     101,979               106,979

   Interest and loan fees                                                           39,000                39,000
   Reverse merger consulting fees                                                  125,200               125,200
                                                                           ---------------     -----------------

      Net loss from continuing operations                                          266,179               271,179

   Loss from discontinued operations                                               297,832               297,832
                                                                           ---------------     -----------------

      Net loss                                                             $       564,011     $         569,011
                                                                           ===============     =================

LOSS PER COMMON SHARE                                                      $          0.02     $            0.02
                                                                           ===============     =================

LOSS PER COMMON SHARE, DISCONTINUED OPERATIONS                             $          0.01     $            0.01
                                                                           ===============     =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                      25,000,000            25,000,000
                                                                           ===============     =================

                  The Accompanying notes are an integral part of these financial statements



                              THE  STORM  HIGH  PERFORMANCE  SOUND  CORPORATION
                                    dba/  NORTH  COAST  PRODUCTIONS,  INC.
                                      (A  Development  Stage  Company)
                                         STATEMENT  OF  CASH  FLOWS
                                                (Unaudited)


                                                                                                   Cumulative
                                                                                                  Through the
                                                                                                  Development
                                                                              Three Months           Stage
                                                                                 Ended         (December 29, 1999
                                                                             March 31, 2000    to March 31, 2000)
                                                                            ----------------  --------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                 $      (564,011)     $       (569,011)
   Changes in accounts payable                                                      158,700               158,700
   Change in accrual of loan fees and interest added to debentures payable           39,000                39,000
   Changes in loans payable to officers for accrued salary                           50,000                50,000
   Stock issued for services                                                            200                 5,005
NET CASH USED IN OPERATING ACTIVITIES                                              (316,111)             (316,306)
                                                                            ----------------     -----------------

CASH FLOW FROM INVESTING ACTIVITIES
   Investment by North Coast into Storm                                              (2,168)               (2,168)
NET CASH USED IN INVESTING ACTIVITIES                                                (2,168)               (2,168)
                                                                            ----------------     -----------------

CASH FLOW FROM FINANCING ACTIVITIES
   Loans from officers                                                              305,000               305,000
   Loans from others                                                                 15,000                15,000
   Initial investment in North Coast                                                                          195
NET CASH FLOW FROM FINANCING ACTIVITIES                                             320,000               320,195
                                                                            ----------------     -----------------

NET INCREASE IN CASH                                                                  1,721                 1,721
CASH AT BEGINNING OF PERIOD                                                               -                     -
CASH AT END OF PERIOD                                                       $         1,721      $          1,721
                                                                            ================     =================

                     Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
   Interest                                                                 $             -      $              -
                                                                            ================     =================
   Income taxes                                                             $             -      $              -
                                                                            ================     =================

Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Issuance of common stock related to reverse acquisition                  $         2,180      $          2,180
                                                                            ================     =================
   Conversion of loans payable to debentures payable                        $       120,000      $        120,000
                                                                            ================     =================

                     The Accompanying notes are an integral part of these financial statements



                                   THE  STORM  HIGH  PERFORMANCE  SOUND  CORPORATION
                                         dba/  NORTH  COAST  PRODUCTIONS,  INC.
                                           (A  Development  Stage  Company)
                              STATEMENT  OF  CHANGES  IN  SHAREHOLDERS'  EQUITY  (DEFICIT)
                                                      (Unaudited)


                                                                                               Deficit
                                                                                             Accumulated       Total
                                                                               Additional    During the     Shareholders'
                                                      Common Stock               Paid in     Development       Equity
                                                      -------------
                                                         Shares       Amount     Capital        Stage        Deficiency
                                                      -------------  --------  -----------  -------------  --------------
BALANCE DECEMBER 29, 1999 (INCEPTION)                            -   $     -   $         -  $          -   $           -
Initial issuance of shares                               5,000,000     5,000                                       5,000
Net loss at December 31, 1999                                                                     (5,000)         (5,000)
                                                                                            -------------  --------------
BALANCE DECEMBER 31, 1999                                5,000,000     5,000             -        (5,000)              -
Cancel North Coast shares in reverse merger             (5,000,000)   (5,000)                                     (5,000)
Capital of Storm at beginning of the period              8,521,600       852                                         852
Shares issued in reverse merger with North Coast        25,000,000     2,500                                       2,500
Shares cancelled in connection with reverse merger      (7,030,377)     (703)                                       (703)
Shares issued in reverse merger with Hi Liner            1,500,000       150                                         150
Shares issued for consulting services in connection
   with reverse mergers                                  2,326,400       233                                         233
Net loss                                                                                        (564,011)       (564,011)
BALANCE MARCH 31, 2000                                  30,317,623   $ 3,032   $         -  $   (569,011)  $    (565,979)
                                                      =============  ========  ===========  =============  ==============


                     The Accompanying notes are an integral part of these financial statements



                  THE STORM HIGH PERFORMANCE SOUND CORPORATION
                       dba/ NORTH COAST PRODUCTIONS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)


Note  1  -  ORGANIZATION  AND  HISTORY

Storm was organized and incorporated under the laws of the State of Florida on June 12, 1997. Storm was initially established to engage in the manufacture, marketing and distribution of "high end" car stereo systems. However, due to certain technical and market difficulties, the business of Storm did not develop as expected. As a result, Storm ceased its operations in 1999 and began a search for new business opportunities.

North Coast became a successor to Storm under a Stock Purchase Agreement between Storm and North Coast dated January 28, 2000 and effective March 31, 2000 and a related Share Exchange Agreement and Plan of Merger between Storm and North Coast dated as of April 4, 2000 and effective as of April 5, 2000.

Under the Agreements, North Coast shareholders became the majority owners of the shares of Storm and the plan of operations of North Coast became that of Storm.

Storm had no operations and little or no assets and liabilities immediately prior to its merger with North Coast. The transaction is treated as a capital transaction in substance rather than a business combination and has been accounted for as a reverse merger. Storm is the legal acquirer and the financial history and reports are those of the acquiree, North Coast.

The transactions relating to the reverse merger of North Coast and Storm based on the Agreements are summarized as follows:

- Immediately prior to the merger effective March 31, 2000 all of the assets of Storm with a recorded value of $86,486 were distributed to the former officers and controlling shareholders of Storm, Messrs. Hannaberry and Zacharoff as partial consideration for Storm's purchase and redemption of 7,030,377 shares of common stock tendered to Storm by such shareholders.

- North Coast paid $300,000 cash into an escrow account and was issued 7,115,593 shares of common stock of Storm as partial consideration effective March 31, 2000. The funds were disbursed by the escrow agent to liquidate the liabilities of Storm recorded at $167,699, to pay a finder's fee of $100,043 with the remainder paid to Messrs. Hannaberry and Zacharoff as the balance of the consideration for the 7,030,377 shares of common stock tendered to Storm by them. The finder's fee also included 326,400 shares of common stock.
- Under a Share Exchange Agreement and Plan of Merger between North Coast and Storm effective April 5, 2000 North Coast's shareholders were issued 25 million shares of common stock of Storm at $0.0001 per share ($2500 total) in exchange for 5 million shares of North Coast's common stock originally issued to them at $0.001 per share ($5000 total). The Share Exchange Agreement was treated as a continuance of the Stock Purchase Agreement between North Coast and Storm and therefore was given effect to as of March 31, 2000. North Coast was merged into Storm and all of North Coast's assets were transferred to Storm and all of North Coast's liabilities were assumed by Storm and North Coast as a legal entity ceased to exist. The 7,115,593 shares of Storm's common stock issued to North Coast effective March 31, 2000 were cancelled by Storm.

Pursuant to a separate Stock Exchange Agreement dated as of March 31, 2000 between Storm and MRC Legal Services LLC ("MRC") a majority shareholder of the HiLiner Group Inc. ("HiLiner") Storm issued 1,500,000 shares of its common stock to MRC at $0.0001 per share in exchange for 100% of the issued and outstanding common stock of HiLiner (1 million shares). Upon execution of the Stock Exchange Agreement and delivery of the Storm shares to MRC as the sole shareholder of HiLiner, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Storm became the successor issuer to HiLiner for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective March 31, 2000.

Concurrent with and in connection with the Stock Exchange Agreement between Storm and MRC, Storm also entered into a Consulting Agreement effective March 31, 2000, with several individuals (the "Consultants") whereby Storm agreed to pay $125,000 cash and issue 2 million shares of its common stock as consideration for services under the Consulting Agreement. The $125,000 is included in accounts payable in the Balance Sheet

The transaction under the HiLiner agreements is treated as a capital transaction in substance, rather than a business combination and has been accounted for as a reverse merger.

The shares issued by Storm in connection with the reverse merger transaction between Storm and North Coast and the shares issued by Storm in connection with the HiLiner Share Exchange Agreement and related Consulting Agreement were recorded effective March 31, 2000. Since there was insufficient volume or trading history of Storm's common stock on the OTC Bulletin Board and no other basis to reasonably determine fair value of the shares, such shares issued by Storm were recorded at their par value of $0.0001 per share. The accounts of North Coast were recorded at their historical values.

In December 1999, North Coast adopted a business plan to actively pursue production and distribution of film properties and the purchase of scripts that management had become aware of. It is the overall business goal of North Coast to become a full service film production and distribution company whose productions may be completed and brought to market within a budget of $5 million and under per project. To date North Coast's current business activities have consisted primarily of developing a business plan, assembling a management team, and pursuing film production opportunities and financing.

Note  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

a.     Basis  of  Presentation
The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern basis. The Company, since its inception December 29, 1999 through March 31, 2000 has incurred net losses of approximately $569,000 and has had negative cash flow from operations of approximately $18,000. These conditions raise substantial doubt about its ability to continue as a going concern. Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital to achieve their business plans. The Company has raised approximately $320,000 of operating capital since inception for its business development activities and plans to raise additional operating capital through various financing methods including private placements of its equity securities. The accompanying unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

b.     Use  of  Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates

c.     Income  Taxes
The Company utilizes the asset and liability method of accounting for income taxes as set forth in FASB Statement No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

d.     Loss  per  share
The Company has adopted the provisions of Financial Accounting Standards No. 128, "Earnings per share." This statement requires that the Company report basic and diluted earnings (loss) per share for all periods reported. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents of which there were none.

The weighted average shares outstanding for the three months ended March 31, 2000, the effective date of the reverse merger (See Note 1) was the 25,000,000 shares issued to North Coast's shareholders in accordance with accounting principles applicable to reverse mergers.

e.     Cash  and  cash  equivalents
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Note  3  -  NOTES  PAYABLE  TO  OFFICERS

At  March  31,  2000  the  following  amounts  were  owed  to  officers:

                                             Payable  to
                                             -----------
               Interest                       Patrick  F.    Terrence  K.
                 Rate          Maturity         Charles         Picken
                 ----          --------        -------          ------
                 12%         Upon  demand     $144,500         $144,500

These Notes payable are uncollateralized. Patrick F. Charles is a director, major shareholder and Chief Executive Officer of the Company and Terrence K. Picken is a director, major shareholder and Executive Vice President of the Company.

Note  4  -  RELATED  PARTY  TRANSACTIONS

North Coast's executive and administrative offices are located in Kirkland, Washington, in 1300 square feet of office space provided to it under a month to month administrative support services agreement with Coast Northwest Inc., a company controlled by Patrick F. Charles and Terrence K. Picken, Officers of North Coast. Administrative support services provided under a verbal agreement include use of office space, office equipment, clerical services, data processing, local and long distance telephone service and other miscellaneous administrative support services for which the Company currently pays $6,000 per month. For the three months ended March 31, 2000 Coast Northwest, Inc. charged $18,000 for administrative services for the quarter.

Note  5  -  DEBENTURE  PAYABLE

On March 31, 2000 the Company, in accordance with the Stock Purchase Agreement and the related Share Exchange Agreement between North Coast and Storm assumed the liabilities of North Coast including 8% Series A Senior Subordinated Convertible Redeemable Debentures issued by North Coast in March, 2000 in the aggregate principal amount of $1,000,000 as follows:

$50,000 to Patrick F. Charles, an officer, director, and major shareholder of the Company as partial payment of loans to the Company.

$50,000 to Terrence K. Picken, an officer, director and major shareholder of the Company as partial payment of loans to the Company.

$20,000  to  an  accredited  investor  as  payment  of  a  loan  to the Company.

$880,000 to an accredited investor in a private placement, the subscription receivable of which was outstanding at March 31, 2000.

The Series A Debentures are convertible into common stock at a conversion price equal to 70% of the average closing bid price of the common stock for the five
(5) trading days immediately preceding the date of receipt of the conversion notice. The debentures are convertible at any time prior to their payment due date of March 28, 2002. After June 26, 2000, upon 5 days notice to holder, the Company shall have the option to pay to the holder 130% of the principal amounts of the Debenture, in full, to the extent conversion has not occurred, or pay upon maturity if the Debenture is not converted.

Note  6  -  COMMON  STOCK  ISSUED

Effective March 31, 2000, 25,000,000 shares of common stock of Storm were issued, at par value of $.0001 (total of $2500), to the shareholders of North Coast in exchange for 5,000,000 common shares, par value $0.001 (total of $5,000) of North Coast issued and outstanding which were then cancelled.

Effective March 31, 2000, 1,500,000 shares of common stock of Storm were issued at par value of $0.0001 in exchange for all of the issued and outstanding shares of HiLiner in a reverse merger.

Effective March 31, 2000, 2,326,400 shares of common stock of Storm were issued at par value of $0.0001 for consulting services in connection with reverse mergers during the period.

Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (SFAS 123) addresses the accounting for stock-based compensation arrangements. SFAS 123 permits a company to choose either a fair-value-based method or the APB Opinion 25 intrinsic-value-based method of accounting for stock-option-based compensation arrangements. Management will continue to record stock-based compensation using APB Opinion 25 method and, believes adoption of SFAS 123 will not impact the Company's financial position and results of operations. The pro forma effect of use of fair-value-based compensation would not have affected net loss for the three months ended March 31, 2000.

Note  7  -  DESCRIPTION  OF  SECURITIES

Storm has one class of securities authorized, consisting of 50,000,000 shares of common stock with a par value of $0.0001 per share.

The holders of common stock are entitled to one vote per share on all matters to be voted on by shareholders and do not have cumulative voting rights. The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. In the event of liquidation, dissolution or winding up of the company, the holders of the common stock are entitled to share ratability in all assets remaining which are available for distributing to them after payment of liabilities and after provision has been made for each class or series of stock having preference over the common stock. Holders of the common stock are entitled to share pro rata in dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

Note  8  -  INCOME  TAXES
As of March 31, 2000, Storm dba North Coast has an unused federal tax net operating loss carryforward of approximately $569,000 that may be applied against future taxable income and that expire in 2020. Additionally, Storm has a net operating loss carryforward of approximately $189,000 for periods prior to the reverse merger. The maximum potential tax benefit of the net operating loss is approximately $258,000. The Company has established a 100% valuation allowance with respect to the available unused tax benefit of the federal net operating loss carryforwards because the likelihood of realization of this benefit cannot be presently determined.

Note  9  -  LOSS  FROM  DISCONTINUED  OPERATIONS

Storm was organized and incorporated under the laws of the State of Florida on June 12, 1997. Storm was initially established to engage in the manufacture, marketing and distribution of "high end" car stereo systems. However, due to certain technical and market difficulties, the business of Storm did not develop as expected. As a result, Storm ceased its operations in 1999 and began a search for new business.

The $297,832 loss from discontinued operations represents the amount North Coast agreed to pay to settle the obligations of Storm.

                           PART II. OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

The  Company  is  not  a  party  to  any  pending  legal  proceedings.

ITEM  2     CHANGES  IN  SECURITIES

a)  NONE

b)  NONE

c)
The following is a summary of the information required for all the sales of unregistered securities by Registrant for the reporting period January 1, through .March 31, 2000.

Prior to the merger with Storm, North Coast issued 5,000,000 shares of its common stock at $0.001 par value per share principally to its founding stockholders and to others for services pursuant to Section 4 (2) of the Securities Act of 1933.

In accordance with a Stock Purchase Agreement effective March 31, 2000 between North Coast and Storm including the effect of a related Share Exchange Agreement and Plan of Merger between North Coast and Storm, the 5,000,000 common shares of North Coast were exchanged for 25,000,000 shares of Storm common stock recorded at $0.0001 par value per share. The shares so issued were issued without registration pursuant to an exemption from registration under Section 4 (2) of the Securities Act of 1933.

On March 31, 2000 the Company, in accordance with the Stock Purchase Agreement and the related Share Exchange Agreement between North Coast and Storm assumed the liabilities of North Coast including 8% Series A Senior Subordinated Convertible Redeemable Debentures issued by North Coast in March, 2000 in the aggregate principal amount of $1,000,000 as follows:

$50,000 to Patrick F. Charles, an officer, director, and major shareholder of the Company as partial payment of loans to the Company.

$50,000 to Terrence K. Picken, an officer, director and major shareholder of the Company as partial payment of loans to the Company.

$20,000  to  an  accredited  investor  as  payment  of  a  loan  to the Company.

$880,000 to an accredited investor in a private placement, the subscription receivable of which was outstanding at March 31, 2000.

The Series A Debentures and the shares of common stock into which they are convertible were exempt from registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933. The Series A Debentures are convertible into common stock at a conversion price equal to 70% of the average closing bid price of the common stock for the five (5) trading days immediately preceding the date of receipt of the conversion notice. The debentures are convertible at any time prior to their payment due date of March 27, 2002. After June 26, 2000, upon 5 days notice to holder, the Company shall have the option to pay to the holder 130% of the principal amounts of the Debentures in full to the extent conversion has not occurred, or pay upon maturity if the Debentures are not converted.

On March 31, 2000, the Company issued 326,400 shares of common stock at $0.0001 par value per share to an individual for consulting services in connection with the North Coast / Storm reverse merger transaction. Such shares were issued without registration pursuant to an exemption from registration under Section 4
(2)  of  the  Securities  Act  of  1933.

In accordance with a Stock Exchange Agreement dated as of March 31, 2000 between Storm and MRC Legal Services Inc., the Company issued 1,500,000 shares of common stock at $0.0001 par value per share to 5 individuals in exchange for all of the issued and outstanding shares (1 million shares) of common stock of HiLiner Group Inc. Such shares were issued without registration pursuant to an exemption from registration under Section 4 (2) of the Securities Act of 1933.

In accordance with a Consulting Agreement between Storm and certain consultants dated as of March 31, 2000 the Company issued 2,000,000 shares of common stock at $0.0001 par value per share to four individuals as partial consideration for advisory and legal services rendered relating to the Storm / HiLiner reverse merger transaction. Such shares were issued without registration pursuant to an exemption from registration under Section 4 (2) of the Securities Act of 1933. On April 6, 2000 the Company filed a registration statement on Form S-8 to register these shares in accordance with the requirements of Form S-8 under the Securities Act of 1933.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES  -  NONE


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS  - NONE

ITEM  5.     OTHER  INFORMATION  -  NONE


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K  -

          (a)   Exhibits

                EX-27  Financial  Data  Schedule

          (b)   Reports  on  Form  8-K  -

          None





                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    The  Storm  High  Performance  Sound  Corporation



Date:     May  16  ,  2000     By:/s/  Patrick  F.  Charles

                    Patrick  F.  Charles,  President
                    and  CEO