Form 10QSB
period 2000-06-30
STORM HIGH PERFORMANCE SOUND CORP/FL
filed 2000-08-14
CIK 1092804

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2000

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2000, was 41,322,719 shares.

                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited financial statements for the three month and six month periods ended June 30, 2000, are attached hereto.

The unaudited financial statements presented herein are those of North Coast Productions Inc., ("North Coast") successor to The Storm High Performance Sound Corporation ("Storm"). North Coast was incorporated December 29, 1999 and had no business activity prior to that date. Therefore, there are no comparative financial statements for the three Months or six months ended June 30, 1999.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

-     Plan  of  Operations

The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

North Coast became a successor to Storm under a Stock Purchase Agreement between Storm and North Coast dated January 28, 2000 and effective March 31, 2000 and a related Share Exchange Agreement and Plan of Merger between Storm and North Coast dated as of April 4, 2000 and effective as of April 5, 2000. The Stock Purchase Agreement and the Share Exchange Agreement ("the Agreements") were disclosed previously in the Company's Form 8-K filed on April 3, 2000 and Form 8-K filed on April 24, 2000, and amended on July 12, 2000.

The Company intends to hold a special meeting of its shareholders to consider and vote upon the following matters:

The reincorporation of Storm from Florida to Nevada to be accomplished by an Agreement of Merger and Plan of Merger and Reorganization with Magellan Filmed Entertainment, Inc. , a Nevada corporation, The affirmative vote of a majority of the outstanding shares will approve the Plan of Merger and Reorganization including approval of the name change to Magellan Filmed Entertainment, Inc., the Articles of Incorporation, and the Bylaws of Magellan. The Articles of Incorporation of Magellan include a capital structure consisting of 200,000,000 shares of common stock, par value $0.001 authorized and 50,000,000 shares of preferred stock, par value $0.001 authorized.
Until the name change is approved by the stockholders, Storm will carry on its business as The Storm High Performance Sound Corporation dba North Coast Productions Inc.

The Company generated no revenues during the three month period ended June 30, 2000. The Company's current plan is to concentrate its business development efforts on opportunities available in the film production business, including made for TV projects.

The Company plans to hire a team of industry professionals. Contact has been made with several industry experienced individuals who have expressed an interest in joining the Company. Day to day operations, the selection of projects and the marketing of the Company's productions and services will be by industry professionals.

The Company's plan is to become operational during the second half of 2000. The development of two motion picture projects will receive the bulk of the Company's management time and financial resources, if and when the financial resources become available.

The Company is in the process of establishing itself as producer and distributor of filmed entertainment products. Foreign or world wide distribution of USA produced entertainment projects is one of the fastest growing segments of the industry. It is the intention of management to exploit that market as the foundation of the Company's future.

The Company's major marketing strategy is based on selling "within budget" productions to the marketplace at competitive prices. This includes video and cable distribution outlets in addition to the foreign markets. The growing availability for viewers in countries outside the USA to receive USA cable network productions from HBO, Show Time and others, has increased demand for the type of programming that the Company is planning to produce.

The Company plans to establish distribution outlets, through strategic alliances, throughout its market place. A strong company representative network, coupled with well-chosen, competently produced projects is designed to provide a basis for success.

Under its marketing plan management is also developing relationships with writers and independent producers to assure that the Company has a constant flow of projects under review. Included in this stream of projects are feature length films, made for TV films, mini series for TV and TV feature series. While each has a different market place, they all, as in any business, want the most for the least cost. The Company has as one of its missions, the cost efficient production of its projects. A strategy of cost efficiency is to become a hallmark of the Company and the source of our internal growth.

The Company plans to formulate an aggressive joint venture acquisition plan for stimulating growth. As in most industries, the consolidation movement is growing. Management believes that growth by strategic acquisition is necessary for the Company to reach its full potential.

To date the Company's current business activities have consisted primarily of developing a business plan, assembling a management team, and pursuing film production opportunities and financing. Options to purchase Magellin Entertainment of Malibu, CA and Nickel Palace, Inc. of Hollywood, CA have been signed. Definitive agreements are in preparation.

Magellin Entertainment owns the rights to Tuesday's Letters, a movie script that is scheduled to commence production this summer. The budget for this project is $4.5 million. A division of Magellin, that will become the distribution arm of the Company is currently marketing Tuesday's Letters to the foreign market place. During the quarter ended June 30, 2000, the Company advanced Magellin $74,588, and in July, 2000, advanced an additional $24,042.

Magellin's management team brings 20 plus years of industry experience to the Company. Their experience includes acting, distribution and most importantly, producing. They have first hand knowledge of industry cost controls which will assist management in reaching its goal of being cost efficient.

Nickel Palace owns the rights to Rennie's Landing, a movie script that is currently in production and scheduled for release in the fourth quarter of 2000. The director and producers of this film have previously worked on bigger budget films for major studios. They are experienced, bright and have the vision necessary to recognize what the viewing public, the 18 to 34 year old wants to see. The addition of the Nickel executives to our management team brings the X & Y Generation vision to the Company. In the quarter ended June 30, 2000, the Company loaned to Nickel Palace $225,000 and an additional $108,000 in July, 2000 for operating capital to commence film production activities.

During the quarter ended June 30, 2000, the Company received $830,500 of proceeds it received under the subscription agreement relating to the convertible debentures issued by the Company on March 28, 2000. The funds were used to pay down approximately $260,000of the Company's debt obligation to its officers, and $125,000 due for the reverse merger consulting fee. $299,588 was used for the advances to Magellin and Nickel Palace, and the balance used for operating capital. The Company is in its early stages of business development and funding of future operations is dependent on management's ability to continue to raise additional capital.

The Company estimates that it will have sufficient capital to enable it to meet its financial needs to continue with its business development activity at a minimal level through the end of the current year. In order to proceed with its Plan of Operations as described herein, the Company will have to raise additional funds over the next 12 months.

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


                      THE STORM HIGH PERFORMANCE SOUND CORPORATION
                           dba/ NORTH COAST PRODUCTIONS, INC.
                              (A Development Stage Company)
                                      BALANCE SHEET
                                      JUNE 30, 2000
                                       (Unaudited)


ASSETS
   Cash                                                                     $    71,332
                                                                            ------------

                                                                                 71,332


  OTHER ASSETS
    Notes Recivable
      Nickel Palce                                                              225,000
      Magellen Entertainment                                                     74,588
                                                                            ------------

        Total Other Assets                                                      299,588
                                                                            ------------

                                                                            $   370,920
                                                                            ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                         $         -
   Payable to officers                                                           74,000
                                                                            ------------

      Total current liabilities                                                  74,000
                                                                            ------------

OTHER LIABILITIES
   Debentures payable                                                           490,000
   Contingencies                                                                      -
                                                                            ------------

      Total other liabilities                                                   490,000
                                                                            ------------

                                                                                564,000
                                                                            ------------


STOCKHOLDERS' (DEFICIT)
   Common stock $.0001 par value; 50,000,000 shares
      authorized; 41,322,719 shares issued and outstanding                        4,133
   Additional Paid-in Capital                                                   937,470
   Retained deficit                                                          (1,134,683)
                                                                            ------------
                                                                               (193,080)
                                                                            ------------

                                                                            $   370,920
                                                                            ============

The Accompanying notes are an integral part of these financial statements



                                          THE STORM HIGH PERFORMANCE SOUND CORPORATION
                                               dba/ NORTH COAST PRODUCTIONS, INC.
                                                 (A Development Stage Company)
                                                    STATEMENT OF OPERATIONS
                                                          (Unaudited)


                                                                                                                Cumulative
                                                                                                               Through the
                                                                                                               Development
                                                                            Three Months     Six Months           Stage
                                                                               Ended           Ended        (December 29, 1999
                                                                           June 30, 2000   June 30, 2000    to June 30, 2000)
                                                                           --------------  --------------  --------------------
REVENUES                                                                   $            -  $            -  $                  -


EXPENSES
   General and administrative                                              $      132,812  $      234,791  $            239,791
                                                                           --------------  --------------  --------------------

      Net loss from operations                                                    132,812         234,791               239,791

   Interest and loan fees                                                         432,860         471,860               471,860
   Reverse merger consulting fees                                                       -         125,200               125,200
                                                                           --------------  --------------  --------------------

      Net loss from continuing operations                                         565,672         831,851               836,851

   Loss from discontinued operations                                                    -         297,832               297,832
                                                                           --------------  --------------  --------------------

      Net loss                                                             $      565,672  $    1,129,683  $          1,134,683
                                                                           ==============  ==============  ====================

LOSS PER COMMON SHARE                                                      $         0.02  $         0.04  $               0.04
                                                                           ==============  ==============  ====================

LOSS PER COMMON SHARE, DISCONTINUED OPERATIONS                             $            -  $         0.01  $               0.01
                                                                           ==============  ==============  ====================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                     33,259,253      29,129,627            29,062,660
                                                                           ==============  ==============  ====================

The Accompanying notes are an integral part of these financial statements



                                      THE STORM HIGH PERFORMANCE SOUND CORPORATION
                                           dba/ NORTH COAST PRODUCTIONS, INC.
                                              (A Development Stage Company)
                                                 STATEMENT OF CASH FLOWS
                                                       (Unaudited)


                                                                                                         Cumulative
                                                                                                        Through the
                                                                                                        Development
                                                                                     Six Months            Stage
                                                                                        Ended        (December 29, 1999
                                                                                    June 30, 2000    to June 30, 2000)
                                                                                   ---------------  --------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                        $   (1,129,683)  $        (1,134,683)
   Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
         Non-cash expenses paid by debentures to officers                                  84,000                84,000
         Non-cash expenses paid by debentures for services                                 54,500                54,500
         Interest charged for benificial conversion feature of debentures payable         428,571               428,571
         Stock issued for services                                                            223                 5,223
         Change in payable to officers                                                     45,000                45,000
                                                                                   ---------------  --------------------
NET CASH USED IN OPERATING ACTIVITIES                                                    (517,389)             (562,389)
                                                                                   ---------------  --------------------

CASH FLOW FROM INVESTING ACTIVITIES
   Advance to Nickel Palace                                                              (225,000)             (225,000)
   Advance to Magellen Entertainment                                                      (74,588)              (74,588)
   Investment by North Coast into Storm                                                    (2,201)               (2,201)
                                                                                   ---------------  --------------------
CASH USED IN INVESTING ACTIVITY                                                          (301,789)             (301,789)
                                                                                   ---------------  --------------------

CASH FLOW FROM FINANCING ACTIVITIES
   Debentures sold for cash                                                               861,500               861,500
   Cash loans form Officers - Net                                                          29,000                29,000
                                                                                   ---------------  --------------------
CASH PROVIDED FROM FINANCING ACTIVITIES                                                   890,500               890,500
                                                                                   ---------------  --------------------

NET INCREASE IN CASH                                                                       71,322                26,322
CASH AT BEGINNING OF PERIOD                                                                     -                     -
                                                                                   ---------------  --------------------
CASH AT END OF PERIOD                                                              $       71,322   $            26,322
                                                                                   ===============  ====================

                     Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
   Interest                                                                        $            -   $                 -
                                                                                   ===============  ====================
   Income taxes                                                                    $            -   $                 -
                                                                                   ===============  ====================

Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Issuance of common stock related to reverse acquisition                         $        2,180   $             2,180
                                                                                   ===============  ====================
   Conversion of debentures to Common Stock                                        $      510,000   $           510,000
                                                                                   ===============  ====================
   Conversion of loans payable to debentures payable                               $      120,000   $           120,000
                                                                                   ===============  ====================

The Accompanying notes are an integral part of these financial statements


                  THE STORM HIGH PERFORMANCE SOUND CORPORATION
                       dba/ NORTH COAST PRODUCTIONS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)


Note  1  -  BASIS  OF  PRESENTATION

The unaudited financial statements presented herein are those of North Coast Productions Inc., ("North Coast") successor to The Storm High Performance Sound Corporation ("Storm"). North Coast was incorporated December 29, 1999 and had no business activity prior to that date. Therefore, there are no comparative financial statements for the three Months or six months ended June 30, 1999.

The accompanying balance sheet at June 30, 2000 and the statements of operations and cash flow for the three and six months ended June 30, 2000, have been prepared by management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included.

Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.


Note  2  -  SERIES  A  CONVERTIBLE  DEBENTURES

The Series A Debentures are convertible into common stock at a conversion price equal to 70% of the average daily closing bid price of the common stock for the five (5) trading days immediately preceding the date of receipt of the conversion notice. The debentures are convertible at any time prior to their payment due date of March 28, 2002. After June 26, 2000, upon 5 days notice to holder, the Company shall have the option to pay to the holder 130% of the principal amounts of the Debenture, in full, to the extent conversion has not occurred, or pay upon maturity if the Debenture is not converted. In the quarter ended June 30, 2000, the Company charged $428,571 to interest expense representing the beneficial conversion feature of these Series A Convertible Debentures.

During the period April 1, to June 30, 2000, $510,000 of the company's 8% Series A Senior Subordinated Convertible Redeemable Debentures were converted to 11,005,097 shares of Common Stock of the Company, and in July, 2000, an additional $266,750 of Debentures were converted into 7,006,790 shares of Common Stock. All such shares were issued exempt from registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933.

Note  3.  -  CAPITAL  STRUCTURE.

Storm intends to hold a special meeting of its shareholders to consider and vote upon the following matters:

The reincorporation of Storm from Florida to Nevada is to be accomplished by an Agreement of Merger and Plan of Merger and Reorganization with Magellan Filmed Entertainment, Inc. , a Nevada corporation, The affirmative vote of a majority of the outstanding shares will approve the Plan of Merger and Reorganization including approval of the name change to Magellan Filmed Entertainment, Inc., and of the Articles of Incorporation, and the Bylaws of Magellan. The Articles of Incorporation of Magellan include a capital structure consisting of 200,000,000 shares of common stock, par value $0.001 authorized and 50,000,000 shares of preferred stock, par value $0.001 authorized.

Note  4  -  SUBSEQUENT  EVENTS

The company has entered into a Share Exchange Agreement to purchase Nickel Palace, Inc. Under the terms of the Agreement, the Company would issue 3,000,000 shares of its common stock and warrants to purchase 1,500,000 shares of its common stock to the shareholders of Nickel Palace in exchange for all of their shares. In addition, as part of this merger, the Company would assume the obligation for $1,000,000 of Convertible Debentures of Nickel Palace which, after the merger is completed would be convertible into common stock of the Company at a discount of approximately 30% from the preceding five day average closing bid price. The Nickel Palace assets would include $1,000,000 of financing proceeds, less applicable fees, from the issuance of the Convertible Debentures. The conclusion of this Share Exchange Agreement is subject to certain conditions, including the quantification of assets and liabilities, that have not yet been met and may not be met. The advance of $225,000 at June 30, 2000 is an unsecured demand loan carrying an interest rate of ten percent

The company has signed an option to purchase Magellin Entertainment, Inc. Negotiations are in process and terms and conditions have not been determined at this time. The advance of $74,588 to Magellin is an unsecured demand loan carrying an interest rate of ten percent.

                           PART II. OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

The  Company  is  not  a  party  to  any  pending  legal  proceedings.

ITEM  2     CHANGES  IN  SECURITIES

a)  NONE

b)  NONE

c) The following is a summary of the information required for all the sales of unregistered securities by Registrant for the reporting period April 1, through June 30, 2000.

During the period April 1, to June 30, 2000, $510,000 of the Series A Debentures were converted to 11,005,097 shares of Common Stock of the Company, and in July, 2000, an additional $266,750 of Debentures were converted into 7,006,790 shares of Common Stock. All such shares were issued exempt from registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933.


ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES  -  NONE


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS  - NONE

ITEM  5.     OTHER  INFORMATION  -  NONE


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K  -

          (a)   Exhibits

                EX-27  Financial  Data  Schedule

          (b)   Reports  on  Form  8-K  -

          April  4,  2000  -  Change  in  Control  -  merger  of  The Storm High
          Performance  Sound  Corporation  with  The  Hi  Liner  Group,  Inc.
          - Financial statements of The Storm High Performance Sound, Inc. for the years ended December 31, 1998 and 1999.


          April 24,2000 (Amended July 12, 2000) - Share Exchange Agreement and Plan of Merger between North Coast Productions and The Storm

          High Performance Sound Corporation - Financial statements of North Coast Productions, Inc. for the year ended December 31, 1999 and proforma consolidated financial statements of Storm for the year ended December 31, 1999, and the quarter ended March 31, 2000.





                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    The  Storm  High  Performance  Sound  Corporation



Date:     August  14,  2000     By:/s/  Patrick  F.  Charles

                    Patrick  F.  Charles,  President
                    and  CEO