Form 10QSB
period 2000-09-30
MAGELLAN FILMED ENTERTAINMENT INC
filed 2000-11-14
CIK 1092804

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2000

                         Commission File Number: 0-29011

                       MAGELLAN FILMED ENTERTAINMENT, INC.
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

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

                  The Storm High Performance Sound Corporation
                  --------------------------------------------
              (Former name, former address and former fiscal year,
                             if changed last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  X  No   .
   ---   ---

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 2000, was 63,905,518 shares.

                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited financial statements for the three month and nine month periods ended September 30, 2000, are attached hereto.

The unaudited financial statements presented herein are those of Magellan Filmed Entertainment, Inc. (the "Company"). As previously disclosed in the Company's Information Statement under Form 14C filed on October 10, 2000, the Company's corporate name was changed from The Storm High Performance Sound Corporation ("Storm") to Magellan Filmed Entertainment, Inc. The Company's authorized capital and bylaws were revised and the company changed its corporate jurisdiction to the State of Nevada. The Company had no business activity prior to December, 1999 and therefore, there are no comparative financial statements for the three Months or nine months ended September 30, 1999.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

-     Plan  of  Operations

The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

The Company began its business development activity and was incorporated in December, 1999 as North Coast Productions, Inc. ("North Coast"). North Coast was a successor to Storm under a Stock Purchase Agreement between Storm and North Coast dated January 28, 2000 and effective March 31, 2000 and a related Share Exchange Agreement and Plan of Merger between Storm and North Coast dated as of April 4, 2000 and effective as of April 5, 2000. The Stock Purchase Agreement and the Share Exchange Agreement ("the Agreements") were disclosed previously in the Company's Form 8-K filed on April 3, 2000 and Form 8-K filed on April 24, 2000, and amended on July 12, 2000. As discussed in Item 1, the Company is now operating as Magellan Filmed Entertainment, Inc.

The Company generated no revenues during the three month period ended September 30, 2000. The Company's current plan is to concentrate its business development efforts on opportunities available in the film production business, including made for TV projects.

The Company completed the filming of its first feature length film, Rennie's Landing, and is currently in the process of post production editing of the movie for a scheduled formal release in the second quarter of 2001. The Company plans to start production on a second film in early 2001.

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

Under its marketing plan, management is also developing relationships with writers and independent producers to assure that the Company has a constant flow of projects under review. Included in this stream of projects are feature length films, made for TV films, mini series for TV and TV feature series. The Company has as one of its missions, the cost efficient production of its projects. A strategy of cost efficiency is to become a hallmark of the Company and the source of our internal growth.

The Company plans to formulate an aggressive joint venture acquisition plan for stimulating growth. As in most industries, the consolidation movement is growing. Management believes that growth by strategic acquisition is necessary for the Company to reach its full potential.

To date the Company's current business activities have consisted primarily of developing a business plan, assembling a management team, and pursuing film production opportunities and financing. As part of this plan the Company acquired The Nickel Palace, Inc. (Nickel) in September, 2000 (see the Company's Form 8K filed October 12, 2000). Nickel Palace owns 50 % of the rights to Rennie's Landing, a movie script that is currently in the final stages of completion and scheduled for release in the second quarter of 2001. The director and producers of this film have previously worked on bigger budget films for major studios. They are experienced, bright and have the vision necessary to recognize what the viewing public, the 18 to 34 year old wants to see. The addition of the Nickel executives to the Company's management team brings the X & Y Generation vision to the Company.

An Option to purchase True Fiction, Inc. (formerly know as Magellin Entertainment of Malibu, CA) has been signed. A definitive agreement is being negotiated.

True Fiction owns 50% of Rennie's Landing and also holds the rights to other movie scripts which may be pursued by Magellan. Magellan advanced True Fiction $54,042 in the quarter ended September, 30, 2000 and has advanced a total of $128,630.

True Fiction's management team brings 20 plus years of industry experience to the Company. Their experience includes acting, distribution and most importantly, producing. They have first hand knowledge of industry cost controls capable of assisting management in reaching its goal of being cost efficient. Subject to negotiating a definitive agreement to acquire True Fiction, it is planned that these individuals will participate in Magellan's entry into the industry.

The Company estimates that it will have sufficient capital to enable it to meet its financial needs to continue with its business development activity at a minimal level through the end of the current year. The Company expects to receive funds from the distribution of Rennie's Landing in the first quarter of 2001, and plans to use these funds for operating capital.

The Company has no plans for any product research and development and no expected purchase or sale of plant and significant equipment over the next 12 months.

The Company expects a significant increase in the number of its employees in order to produce the film opportunities it is pursuing under its plan of operations. The hiring of additional employees is dependent upon and subject to the Company's ability to raise additional financing, or the receipt of funds from the distribution of Rennie's Landing.




FORWARD  LOOKING  STATEMENTS

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.


                                         MAGELLAN FILMED ENTERTAINMENT, INC.
                               (Formerly THE STORM HIGH PERFORMANCE SOUND CORPORATION)
                                            (A Development Stage Company)
                                                    BALANCE SHEET
                                                     (Unaudited)


                                                                             September 30, 2000   December 31, 2000
                                                                            --------------------  ------------------
ASSETS

CURRENT ASSETS
   Cash                                                                     $            68,129   $
   Expense Advances                                                                           0
   Deposits                                                                              11,300
   Other Receivables                                                                     19,700
                                                                            --------------------

                                                                                         99,129                    0

  OTHER ASSETS
    Notes Receivable                                                                    128,630
    Deferred Interest                                                                   612,903
    Deferred Project Costs                                                            1,436,458
                                                                            --------------------

        Total Other Assets                                                            2,177,991                    0

                                                                            $         2,277,120   $                0
                                                                            ====================  ==================


LIABILITIES AND STOCKHOLDERS' (EQUITY)
CURRENT LIABILITIES
   Accounts payable                                                         $            82,750   $
   Payable to officers                                                                   65,500
                                                                            --------------------

      Total current liabilities                                                         148,250

OTHER LIABILITIES
   Debentures payable                                                                 1,000,000
   Notes Payable                                                                        194,500
                                                                            --------------------

      Total other liabilities                                                         1,194,500                    0

COMMITMENTS and CONTINGENCIES                                                                 -

MINORITY INTERESTS                                                                           77
                                                                            --------------------

                                                                                      1,342,827                    0


STOCKHOLDERS' (Equity)
   Common stock $.001 par value; 200,000,000 shares
      authorized; 63,905,518 shares issued and outstanding                               63,906                5,000
   Additional Paid-in Capital                                                         2,163,219
   Accumulated deficit                                                               (1,292,833)              -5,000
                                                                            --------------------  ------------------

                                                                                        934,292                    0
                                                                            --------------------  ------------------

                                                                            $         2,277,119   $                0
                                                                            ====================  ==================

The Accompanying notes are an integral part of these financial statements



                                         MAGELLAN FILMED ENTERTAINMENT, INC.
                               (formerly THE STORM HIGH PERFORMANCE SOUND CORPORATION)
                                            (A Development Stage Company)
                                               STATEMENT OF OPERATIONS
                                                     (Unaudited)





                                                                              Three Months          Nine Months
                                                                                  Ended                Ended
                                                                           September 30, 2000    September 30, 2000
                                                                           -------------------  --------------------
REVENUES                                                                   $               550  $               550


EXPENSES
   General and administrative                                              $           158,623  $           393,414

      Net loss from operations                                                         158,073              392,864

   Interest and loan fees                                                                    -              471,860
   Reverse merger consulting fees                                                            -              125,200
                                                                           -------------------  --------------------

      Net loss from continuing operations                                              158,073              989,924

   Loss from discontinued operations                                                         -              297,832
                                                                           -------------------  --------------------

      Net loss before minority interest                                                158,073            1,287,756

    Income allocated to minority interests                                                                      (77)
                                                                                                --------------------

      Net Loss pre-tax                                                     $           158,073  $         1,287,833

    Income Taxes                                                                             0                    0
                                                                           -------------------  --------------------

    Net Loss after tax                                                     $           158,073  $         1,287,833

LOSS PER COMMON SHARE                                                      $              0.00  $              0.03
                                                                           ===================  ====================

LOSS PER COMMON SHARE, DISCONTINUED OPERATIONS                             $                 -  $              0.01
                                                                           ===================  ====================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                          53,816,743           40,161,768
                                                                           ===================  ====================

The Accompanying notes are an integral part of these financial statements




                                                                                 Cumulative
                                                                                 Through the
                                                                                 Development
                                                                                    Stage
                                                                             (December 29, 1999
                                                                           to September 30, 2000)
                                                                           -----------------------
REVENUES                                                                   $                  550


EXPENSES
   General and administrative                                              $              398,414

      Net loss from operations                                                            397,864

   Interest and loan fees                                                                 471,860
   Reverse merger consulting fees                                                         125,200
                                                                           -----------------------

      Net loss from continuing operations                                                 994,924

   Loss from discontinued operations                                                      297,832
                                                                           -----------------------

      Net loss before minority interest                                                 1,292,756

    Income allocated to minority interests                                                    (77)
                                                                           -----------------------

      Net Loss pre-tax                                                     $            1,292,833

    Income Taxes                                                                                0
                                                                           -----------------------

    Net Loss after tax                                                     $            1,292,833

LOSS PER COMMON SHARE                                                      $                 0.03
                                                                           =======================

LOSS PER COMMON SHARE, DISCONTINUED OPERATIONS                             $                 0.01
                                                                           =======================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                             40,539,077
                                                                           =======================

The Accompanying notes are an integral part of these financial statements



                                               MAGELLAN FILMED ENTERTAINMENT, INC.
                                     (Formerly THE STORM HIGH PERFORMANCE SOUND CORPORATION)
                                                  (A Development Stage Company)
                                                     STATEMENT OF CASH FLOWS
                                                           (Unaudited)


                                                                                                               Cumulative
                                                                                                               Through the
                                                                                                               Development
                                                                                       Nine Months                Stage
                                                                                          Ended            (December 29, 1999
                                                                                    September 30, 2000   to September 30, 2000)
                                                                                   --------------------  -----------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                        $        (1,287,833)  $           (1,292,833)
   Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
         Non-cash expenses paid by debentures to officers                                       84,000                   84,000
         Non-cash expenses paid by debentures for services                                      54,500                   54,500
         Interest charged for beneficial conversion feature of debentures payable              428,571                  428,571
         Stock issued for services                                                               2,042                    7,042
      Increase (decrease) in Accounts Payable                                                    7,000                    7,000
      (Increase) decrease in Other Receivables                                                 (19,700)                 (19,700)
      (Increase) decrease in Deposits                                                          (11,300)                 (11,300)
      Increase (decrease) in Notes Payable                                                     194,500                  194,500
      Increase (decrease) in payable to officers                                                75,750                   75,750

NET CASH USED IN OPERATING ACTIVITIES                                                         (472,470)                (472,470)
                                                                                   --------------------  -----------------------

CASH FLOW FROM INVESTING ACTIVITIES
   Deferred Project Costs                                                                   (1,436,380)              (1,436,380)
   Advance to True Fiction, Inc.                                                              (128,630)                (128,630)
   Investment by North Coast into Storm                                                         (2,201)                  (2,201)

CASH USED IN INVESTING ACTIVITY                                                             (1,567,211)              (1,567,211)
                                                                                   --------------------  -----------------------

CASH FLOW FROM FINANCING ACTIVITIES
   Debentures sold for cash                                                                  1,861,500                1,861,500
   Cash loans from Officers - Net                                                               65,500                   65,500
   Stock issued to acquire Nickel Palace, Inc.                                                 180,810                  180,810

CASH PROVIDED FROM FINANCING ACTIVITIES                                                      2,107,810                2,107,810
                                                                                   --------------------  -----------------------

NET INCREASE IN CASH                                                                            68,129                   68,129
CASH AT BEGINNING OF PERIOD                                                                          -                        -
                                                                                   --------------------  -----------------------
CASH AT END OF PERIOD                                                              $            68,129   $               68,129
                                                                                   ====================  =======================

                     Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
   Interest                                                                        $                 -   $                    -
                                                                                   ====================  =======================
   Income taxes                                                                    $                 -   $                    -
                                                                                   ====================  =======================

Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Issuance of common stock related to reverse acquisition                         $             2,180   $                2,180
                                                                                   ====================  =======================
   Deferred Interest from Beneficial conversion feature of Notes                   $           612,903   $              612,903
                                                                                   ====================  =======================
   Conversion of debentures to Common Stock                                        $         1,000,000   $            1,000,000
                                                                                   ====================  =======================
   Conversion of loans payable to debentures payable                               $           120,000   $              120,000
                                                                                   ====================  =======================

The Accompanying notes are an integral part of these financial statements


                       MAGELLAN FILMED ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)


Note  1  -  BASIS  OF  PRESENTATION

The unaudited financial statements presented herein are those of Magellan Filmed Entertainment, Inc. ("Magellan", or the "Company"),. Magellan was the surviving corporation following its merger with North Coast Productions Inc., ("North Coast") which was the successor to The Storm High Performance Sound Corporation ("Storm"). The merger of Magellan with North Coast was completed to reincorporate the corporation from the state of Florida to the state of Nevada (see the company's Form DEF 14C filed on October 10, 2000). North Coast was incorporated December 29, 1999 and had no business activity prior to that date. Therefore, there are no comparative financial statements for the three Months or nine months ended September 30, 1999.

The accompanying unaudited balance sheet at September 30, 2000 and the unaudited statements of operations and cash flow for the three and nine months ended September 30, 2000, have been prepared by management and they do not include all information and notes to the financial statements necessary for a complete presentation of the Company financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included.

These notes should be read in connection with the notes to the December 31, 1999 audited financial statement of North Coast Productions, Inc., the Company's predecessor.

Interim Financial Statements
The interim financial statements as of and for the quarter and nine months ended September 30, 2000, included herein, have been prepared for the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.


Note  2  -  SERIES  A  CONVERTIBLE  DEBENTURES

The Series A Debentures were originally issued by The Nickel Palace, Inc., and assumed by the Company, and are convertible into common stock of the Company at a conversion price equal to 62% of the average daily closing bid price of the common stock for the five (5) trading days immediately preceding the date of receipt of the conversion notice. The debentures are convertible at any time prior to their payment due date of September 22, 2002. Upon 5 days notice to holder, the Company shall have the option to pay to the holder 130% of the principal amounts of the Debenture, in full, to the extent conversion has not occurred, or pay upon maturity if the Debenture is not converted. In the quarter ended September 30, 2000, the Company charged $612,903 to deferred interest expense representing the beneficial conversion feature of these Series A Convertible Debentures. The deferred interest will be amortized to interest expense over a two year period (the life of the Debentures), beginning in October, 2000 or upon conversion of the debentures.

During the month of October, 2000, $264,500 of the notes were converted into 8,050,746 shares of the Company's common stock. All such shares were issued exempt from registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933.

Note  3.  -  CAPITAL  STRUCTURE.

In September, the Company's corporate jurisdiction was changed to the state of Nevada from the state of Florida through an Agreement of Merger and Plan of Merger and Reorganization between Magellan Filmed Entertainment, Inc. , a Nevada corporation, and The Storm High Performance Sound Corporation, a Florida corporation. The affirmative vote of a majority of the outstanding shares approved the Plan of Merger and Reorganization including approval of the name change to Magellan Filmed Entertainment, Inc., and of the Articles of Incorporation, and the Bylaws of Magellan. The Articles of Incorporation of Magellan include a capital structure consisting of 200,000,000 shares of common stock, par value $0.001 authorized and 50,000,000 shares of preferred stock, par value $0.001 authorized.

Also in September, the Company acquired all of the stock of The Nickel Palace, Inc. in exchange for 3,000,000 shares of the Company's common stock. These shares have not been registered and are restricted. The assets and liabilities of Nickel were then merged into Magellan.

Note 4  -  MINORITY INTEREST

At September 30, 2000, minority shareholders held fifty percent interest in Rennie's Landing LLC. The value for this minority interest is shown on the accompanying balance sheet, as $77 for the period ending September 30, 2000.

Note 5  -  PRINCIPALS OF CONSOLIDATION

The Company's financial statements include the accounts of the Company and its majority owned subsidiary, Rennie's Landing LLC. All material intercompany transactions and accounts have been eliminated in the consolidated financial statements.

                           PART II. OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

The  Company  is  not  a  party  to  any  pending  legal  proceedings.

ITEM  2     CHANGES  IN  SECURITIES

a)  NONE

b)  NONE

c) The following is a summary of the information required for all the sales of unregistered securities by Registrant for the reporting period July 1, through September 30, 2000.

During the period July 1, to September 30, 2000, $490,000 of the Series A Debentures were converted to 19,555,798 shares of Common Stock of the Company, and in October, 2000, an additional $264,500 of the Nickel Palace Debentures were converted into 8,050,746 shares of Common Stock. All such shares were issued without registration pursuant to the exemption from registration under
Section 3(a)(9) of the Securities Act of 1933. The Company assumed the obligations of Nickel Palace under the Nickel Palace debentures.

Three Million shares of common stock were issued in exchange for all of the outstanding shares of The Nickel Palace Inc., and 100,000 shares were issued as a donation, and 527,000 were issued for services provided to the Company. The shares so issued were issued without registration pursuant to the exemption from registration under Section 4 (2) of the Securities Act of 1933.


ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES  -  NONE


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS  - NONE

ITEM  5.     OTHER  INFORMATION  -  NONE

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K  -

          (a)   Exhibits

                EX-27  Financial  Data  Schedule

          (b)   Reports  on  Form  8-K  -

          October 12, 2000 - Share Exchange Agreement between The Nickel Palace, Inc., and Magellan Filmed Entertainment, Inc. dated as of
          September  26,  2000,  and  effective  as  of  September  26,  2000.


                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    Magellan  Filmed  Entertainment,  Inc.



Date:     November  14,  2000     By:/s/  Patrick  F.  Charles
                                    --------------------------
                    Patrick  F.  Charles,  President
                    and  CEO