Form 10KSB
period 2000-12-31
MAGELLAN FILMED ENTERTAINMENT INC
filed 2001-04-17
CIK 1092804

Securities  and  Exchange  Commission

                               Washington  DC  20549

                                   Form  10-KSB

GENERAL  FORM  FOR  REGISTRATION  OF  SECURITIES  OF  SMALL  BUSINESS  ISSUERS

[X] Annual  Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
1934:  For  the  fiscal  year  ended  December  31,  2000

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from__________ to____________

Commission  file  number____________

                      Magellan  Filmed  Entertainment,  Inc.

                 (Name  of  Small  Business  Issuer  in  its  charter)


            Nevada                                 52-2048394
            ------                                 ----------

      (State  or  other  jurisdiction  of           (I.R.S.  Employer
       incorporation  or  organization)           Identification  No.)

                      8756  122nd  Ave.,  N.E.,  Kirkland,  WA  98033

                    (Address  of  principal  executive  offices)

                                   425-827-7817

                            Issuer's  telephone  number

        Securities  registered  under  Section  12(b)  of  the  Act:  NONE

        Securities  registered  under  Section  12(g)  of  the  Act:

          $0.001  Par  Value Voting Common Shares             OTC Bulletin Board

                  (Title  of Class)                        (Registered Exchange)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  issuers  revenues  for  the  year  ended  December  31,  2000.  None

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of February 28, 2001 was $1,940,000.

The number of shares outstanding of each of the issuer's classes of such common equity, as of February 28, 2001 was 193,687,275 shares.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes___;  No_X_


                                     PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

        Organization  and  General  History

The following is a summary of the organization and general history of the Company from its inception in December, 1999, through December, 2000, in chronological order:

December, 1999 - The founders formed North Coast Productions Inc., ("North Coast") a privately owned corporation, and began its business development activity.

January 28, 2000 - North Coast entered into a Stock Purchase Agreement with The Storm High Performance Sound Corporation, ("Storm") a publicly traded non-reporting company.

March 31, 2000 - The stock Purchase Agreement between North Coast and Storm became effective. A related Share Exchange and Plan of Merger between Storm and North Coast was entered into dated as of April 4, 2000, and became effective as of April 5, 2000. North Coast shareholders became the holders of the majority of the issued and outstanding common stock of Storm. Consequently, North Coast became a successor to Storm and the plan of operations of North Coast and the financial history and reports of North Coast are those of the successor company.

Pursuant to a separate Stock Exchange Agreement dated as of March 31, 2000, between Storm and MRC Legal Services LLC ("MRC"), a majority shareholder of Hi Liner Group Inc. ("Hi Liner") and, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Storm became the successor issuer to Hi Liner for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective March 31, 2000.

The aforementioned reverse merger transactions were disclosed previously in Storm's Form 8-K filings on April 3, 2000, and April 24, 2000.

September 7, 2000 - As disclosed previously in Storm's schedule 14C Preliminary Information Statement filed on August 7, 2000, amended 14C on August 14, 2000, and Schedule 14C definitive Information Statement filed on September 7, 2000, in an action by consent in writing on September 7, 2000, in lieu of a special meeting of the shareholders, the Company:

   a)  Redomiciled  from  the  state  of  Florida  to  the  state  of  Nevada.
   b) Adopted restated By-Laws and an Amendment of the Articles Incorporation of changing the corporate name to Magellan Filmed Entertainment, Inc.
   c) Adopted an Amendment to the Articles of Incorporation increasing the authorized capital stock to 200,000,000 shares of $0.001 par value voting common stock and 50,000,000 shares of $0.001 par value preferred stock.

September 25, 2000, - the Name change to Magellan Filmed Entertainment, Inc. ("Magellan") became effective.

September 26, 2000, - Magellan, in a Stock Exchange Agreement, acquired all of the outstanding shares of The Nickel Palace, Inc., a Nevada Corporation, (holder of 50% of the interest in Rennie's Landing, LLC, owner of the rights to the movie Rennie's Landing) and on September 29, 2000 The Nickel Palace was merged into Magellan.

On November 22, 2000, Magellan, in a Stock Exchange Agreement, acquired all of the outstanding shares of True Fiction Inc., a Nevada corporation, (holder of another 50% interest in Rennie's Landing, LLC in addition to the rights to several other screen plays).



     BUSINESS  OF  ISSUER
     --------------------

In December 1999, as North Coast Productions, Inc., Magellan adopted a business plan to actively pursue production and distribution of film properties and the purchase of scripts that management had become aware of. Magellan's overall business goal is to become a full service film production and distribution company whose productions may be completed and brought to market generally within a budget of no greater than $5 million per project.

Distribution channels such as video, television cable and foreign venues that are available to the Company should provide the Company with receptive markets for its film productions. Magellan's major upside potential could be realized if and when one of its productions is accepted for wide spread USA theater distribution.
Magellan is targeting films that do not require USA theatrical showings to return a profit to the Company.

The  Company  plans  to  be active in feature length movie productions, selected
short   subject  production  as  well  as  producing  projects  and  series  for
Television.

Typically, the domestic broadcaster of a made-for-television movie pays a license fee which entitles it to a limited number of airings of the movie over a designated period of time (generally 2-5 years). The initial network/cable license fees generally range from $2.5 -$3.5 million dependent upon the broadcaster and the nature and content of the programming. In cases where the Producer of such programming has expended in excess of the license fee, such amounts are generally recovered through sales of the made-for-television movie in media and territories other than domestic network/cable broadcasting, such as international free television, domestic syndication (post initial broadcast license), domestic and international pay television, and domestic and international home video.

Feature length movie productions are normally licensed to both a domestic and a foreign distributor. Such distributors generally pay for all advertising and other costs of distribution, including, in the case of foreign markets, translations and dubbing, with such costs recovered prior to the production company receiving revenue. In addition, Magellan expects to sell the rights to such productions to television and video distribution.

The Company announced in the second quarter of 2000 the start of production for its first full length feature film, "Rennie's Landing." Actual filming was Completed in August, 2000, with post production editing and finalization completed in February, 2001. The first screening of the film to distributors was held on February 20, 2001, followed by several additional screenings after that date. Currently the Company is negotiating for the release of the film in the US with several distributors, and has entered an agreement with Franchise Pictures, LLC for international distribution of the film. Other announced projects including, "All About Steve," "Tuesday's Letters," "10:17," and "Dog Eat Dog," are being evaluated as to casting, timing and other pre-production planning.

The motion picture industry is extremely competitive. The competition comes from both companies within the same business and companies in other entertainment media which create alternative forms of leisure entertainment. The Company competes with several "major" film studios which are dominant in the motion picture industry, as well as with numerous independent motion picture and television production companies, television networks, and pay television systems for the acquisition of literary properties, the services of performing artists, directors, producers, and other creative and technical personnel, and production financing. Many of the organizations with which the Company competes have significantly greater financial and other resources. In addition, the Company's films compete for audience acceptance with motion pictures produced and distributed by other companies. As a result, the success of the Company's productions is also heavily dependent on public taste, which is both unpredictable and susceptible to change without warning.

A limited number of independent production companies are actively involved in the production of both feature films and television movies. Management believes that the established track record of this management team will attract some of the best writing, directing, and acting talent in the industry.

The  Company  has  no  significant  dependence  on  any  raw  materials.

The Company's revenue is expected to be derived from the production of a relatively small number of film projects and the licensing revenues therefrom. There are relatively few distributors, domestically and internationally. Consequently, the company will be dependent on this small pool of distributors for the development of its future revenues.

Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries. These laws provide substantial civil and criminal penalties for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, art work, still photography, and motion picture properties are separate works subject to copyright under most copyright laws. The Company plans to take appropriate and reasonable measures to secure, protect, and maintain copyright protection for all such Company properties under the laws of applicable jurisdictions.

The Code and Ratings Administration of the Motion Picture Association of America
(MPAA) assigns ratings indicating age-group suitability for theatrical distribution of motion pictures. The Company plans to follow the practice of submitting its pictures for such ratings.

United States television stations and networks, as well as foreign governments, impose additional restrictions on the content of motion pictures which may restrict in whole or in part theatrical or television exhibition in particular territories. Management currently plans to produce motion pictures for which there will be no material restrictions on exhibition in any major territory or media. This policy could require production of "cover" shots or different photography and recording of certain scenes for insertion in versions of a motion picture exhibited on television or theatrically in certain territories.

There can be no assurance that current and future restrictions on the content of the Company's films may not limit or affect the Company's ability to exhibit certain of its films in certain territories and media.

A substantial portion of the Company's expenditures are for or related to the acquisition of and production of its motion picture projects. To date, its customers, i.e. its distributors have not participated in the costs of the company's projects. However, the Company plans to seek future agreements which will call for the Company's distributors to participate in some of its future projects.

The Company has not incurred any significant cost in compliance with any environmental laws

The Company currently employs 8 individuals and relies on Coast Northwest Inc., a company controlled by Patrick F. Charles and Terrence K. Picken, officers of Magellan, to provide additional administrative personnel. The Company expects a significant increase in the number of its employees in order to produce the film opportunities it is pursuing under its plan of operations. The number of personnel varies depending upon the needs of the particular script undertaken. The hiring of additional employees is dependent upon and subject to the Company's ability to raise additional financing, or the receipt of funds from the distribution of "Rennie's Landing."


Item  2  DESCRIPTION  OF  PROPERTY.
        -----------------------
Magellan does not own any real property. Magellan's executive and administrative offices are located in Kirkland Washington in 1300 square feet of office space provided to it under a month-to-month administrative support services agreement with Coast Northwest Inc., a company controlled by Patrick F. Charles and Terrence K. Picken, officers of Magellan. Administrative support services include use of office space, office equipment, clerical services, data processing, local and long distance telephone service and other miscellaneous administrative support services for which the Company currently pays $12,000 per month.

Magellan has a month-to-month lease on approximately 800 sq. ft. of office space located in West Hollywood, California at the rate of approximately $2,500 per month. Magellan believes the office space will be adequate for its needs for the foreseeable future.


Item  3  LEGAL  PROCEEDINGS.
        -----------------

The  Company  is  not  a  party  to  any  pending  legal  proceedings.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No  matters  were  submitted  to  a  vote  of  security  holders.


                                     PART  II

ITEM 5.  MARKET  PRICE  AND  DIVIDENDS  ON  MAGELLAN'S  COMMON  EQUITY AND OTHER
         -----------------------------------------------------------------------
STOCKHOLDER  MATTERS.
-------------------

Magellan's Common Stock was traded on the OTC Bulleting Board under the name The Storm High Performance Sound Corporation and the symbol "SHPE" from August, 1998 until September 25, 2000 when the name was changed to Magellan Filmed Entertainment, Inc. and the symbol was changed to MFLE.

The high and low sales prices for each quarter for the years ended December 31, 1999 and 2000 were as follows:

Quarter  Ended                                       Low                High  *
--------------                               ---------------    ----------------

03/31/1999     No  trades  this  quarter
06/30/1999      4  trades  this  quarter           $1.2500             $2.0000
09/30/1999      1  trade  this  quarter            $0.5625             $0.5625
12/31/1999     No  trades  this  quarter

03/31/2000                                         $0.1250             $1.5310
06/30/2000                                         $0.0400             $1.3750
09/30/2000                                         $0.0380             $0.0980
12/31/2000                                         $0.0081             $0.0680

Quotations for Magellan's common stock came from Financial Web and reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions


-     HOLDERS
      -------
The number of holders of the Company's common stock as of Dec. 31, 2000 was approximately 2,500.
These numbers do not include an indeterminate number of stockholders whose shares may be held by brokers in street name.


-     DIVIDENDS
      ---------

No cash dividends have been declared on any stock of the Company in the last two fiscal years.
Magellan does not plan to pay dividends on common equity in the foreseeable future.


     RECENT  SALES  OF  UNREGISTERED  SECURITIES
     ---------------------------------------

In October, 2000, Magellan issued 100,000 shares of common stock valued at $.069 per share to a non-profit school as a donation. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

In October, 2000, Magellan issued 500,000 shares of common stock valued at $.069 per share to a corporation for consulting services. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

In November, 2000, Magellan issued 800,000 shares of common stock valued at $.0156 per share to a corporation for consulting services. Such shares were issued without registration pursuant to an exemption from registration under
Section  4(2)  of  the  Securities  Act  of  1933.

In November, 2000, Magellan issued 1,150,000 shares of common stock valued at $.012 per share to various employees of Coast Northwest Inc. and Magellan as a bonus for services, and 2,750,00 shares of common stock valued at $.012 per share to consultants for past services. All such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

In November, 2000, Magellan issued 6,000,000 shares of common stock valued at $0.30 per shares to two individuals in exchange for all of the outstanding shares of True Fiction Inc.

Prior to its reverse merger with Storm in April, 2000, North Coast Productions, Inc. issued $929,000 principal amount of an 8% Series A Senior Subordinated Convertible Redeemable Debenture due March 28, 2002, to three non-related parties in a private placement. Magellan assumed the obligation for the Debenture as well as the proceeds from the Debenture as part of the reverse merger with Storm. The Series A Debenture and the shares into which it was to be converted were exempt from registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933. The Series A Debenture is convertible into Magellan common stock at a conversion price of 70% of the closing bid price of the common stock based on the average of the three trading days immediately preceding the date of receipt of the conversion notice. At December 31, 2000, all of this Debenture had been collected. At December 31, 2000, all of this Debenture had been converted into 29,794,455 shares of common stock at an average price of $.0312 per share. In connection with the assumption of the Debenture, Magellan recorded $428,571 of additional paid-in capital representing the beneficial conversion feature value of the conversion price discount relating to the amount collected at December 31, 2000. This amount is charged to interest expense when the Debenture first becomes convertible, which is when the funds are received. For the year ended December 31, 2000, $428,571 was charged to interest expense in connection with this Debenture.

Prior to its acquisition by Magellan in September, 2000, The Nickel Palace, Inc. issued $1,000,000 principal amount of an 8% Series A Senior Subordinated Convertible Redeemable Debenture due September 22, 2002, to three non-related parties in a private placement. Magellan assumed all of The Nickel Palace's obligations under the Debenture as well as the proceeds from the Debenture as part of the purchase of The Nickel Palace, Inc. The Series A Debenture and the shares into which it was to be converted were exempt from registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933. The Series A Debenture is convertible into Magellan common stock at a conversion price of 62% of the average lowest closing bid price of the common stock for any of the 5 consecutive trading days immediately preceding the date of receipt of the conversion notice. At December 31, 2000, all of this Debenture had been collected. At December 31, 2000, $430,000 of this Debenture had been converted into 35,401,639 shares of common stock at an average price of $.0121 per share, and as of February 19, 2001 all of the Debenture had been converted for a total of 117,517,778 shares of common stock at an average price of $0.00851 per share. In connection with the assumption of the Debenture, Magellan recorded $612,903 of additional paid-in capital representing the beneficial conversion feature value of the conversion price discount relating to the amount collected at December 31, 2000. This amount is charged to interest expense when the Debenture first becomes convertible, which is when the funds are received. For the year ended December 31, 2000, $612,903 was charged to interest expense in connection with this Debenture.

Prior to its acquisition by Magellan in November, 2000, True Fiction, Inc. issued $1,000,000 principal amount of an 8% Series A Senior Subordinated Convertible Redeemable Debenture due November 1, 2002, to three non-related parties in a private placement. Magellan assumed all of True Fiction's obligations under the Debenture as well as the proceeds from the Debenture as part of the purchase of True Fiction, Inc. The Series A Debenture and the shares into which it was to be converted were exempt from registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933. The Series A Debenture is convertible into Magellan common stock at a conversion price of 62% of the average lowest closing bid price of the common stock for any of the 5 consecutive trading days immediately preceding the date of receipt of the conversion notice. At December 31, 2000, $150,000 of this Debenture had been collected and $300,000 of the remaining $850,000 was collected by March 1, 2001. At December 31, 2000, none of this Debenture had been converted into common stock. In connection with the assumption of the Debenture, Magellan recorded $91,935 of additional paid-in capital representing the beneficial conversion feature value of the conversion price discount relating to the amount collected at December 31, 2000. This amount is charged to interest expense when the Debenture first becomes convertible, which is when the funds are received. For the year ended December 31, 2000, $91,935 was charged to interest expense in connection with this debenture.

Magellan believes that each of the foregoing persons or entities to whom shares of common stock were issued were either "accredited investors" or "sophisticated investors" as defined in the Securities Act of 1933. Each had access to all material information regarding Magellan, its business and financial condition prior to the offer and sale of the securities in question.

Magellan took into consideration a number of factors in determining the price per share of its common stock in the described transactions. These consisted of
(1) the "restricted" nature of the securities (except for those transactions under Regulation D Rule 504); (2) the limited market for Magellan's common stock on the OTC Bulletin Board; (3) the low book value per share; and (4) Magellan's history of limited revenues.

For common stock issued in non-monetary transactions involving marketability discounts Magellan's policy is to account for marketability discounts in accordance with guidelines provided by published empirical studies and financial research on marketability discounts.

Item  6  PLAN  OF  OPERATION
       -------------------

The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

Magellan generated no revenues during the twelve month period ended December 30, 2000. The Company's current plan is to concentrate its business development efforts on opportunities available in the film production business, including made for TV projects.

The Company completed the filming of its first feature length film, "Rennie's Landing," prior to December, 31, 2000, and completed the process of post production editing of the movie in February, 2001. The first showings of the completed film to potential distributors were held in February, 2001. The Company is currently in negotiations with a number of U.S. distributors for release of this film in the U.S., and is in the process of finalizing contract details with the previously announced agreement with Franchise Pictures, LLC for distribution of the film in foreign markets. The Company anticipates revenues from distribution contracts for this film to be recognized in the second quarter of 2001. The Company plans to start production of a second film, in the second quarter of 2001. The Company believes that it will have sufficient operating capital from the proceeds of convertible debenture subscriptions receivable for the first four (4) to six (6) months of 2001. Revenues from distribution agreements for the film production "Rennie's Landing" are not predictable with any degree of certainty, however, the Company believes that revenues from the distribution of "Rennie's Landing" should be sufficient to fund operating expenses, other than new film production projects through to the end of calendar 2001.

The Company is in the process of establishing itself as producer and distributor of filmed entertainment products. Magellan Management believes that foreign or world wide distribution of USA produced entertainment projects is one of the fastest growing segments of the industry. It is the intention of management to exploit that market as the foundation of the Company's future.

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

The Company plans to establish distribution outlets, through strategic alliances, throughout its market place. A planned strong company representative network, coupled with well-chosen, competently produced projects is designed to provide a basis for success.

Under its marketing plan, management is also developing relationships with writers and independent producers to assure that the Company has a constant flow of projects under review. Included in this stream of projects are feature length films, made for TV films, mini series for TV and TV feature series. The Company has as one of its missions, the cost efficient production of its projects. A strategy of cost efficiency is to become a hallmark of the Company and the source of the Company's internal growth.

The Company plans to formulate an aggressive joint venture acquisition plan for stimulating growth. As in most industries, the consolidation movement is growing. Management believes that growth by strategic acquisition is necessary for the Company to reach its targeted goals.

By acquiring the Nickel Palace Inc. ("Nickel") and True Fiction Inc. ("True Fiction") during the year 2000, Magellan's first year of entry into the filmed entertainment industry, the Company achieved its initial business development goals including:

   The acquisition of the rights to "Rennie's Landing," a full length film feature, production of which was completed by Magellan

   Assemblance of a management team experienced in the filmed entertainment industry. The Nickel Palace team, which directed the production of Rennie's Landing, gained their experience on bigger budget films with notable production companies including Dream Works and Constantine Films. They bring the X&Y generation vision to the company and the capability of recognizing what the viewing public, the 18 to 34 year old wants to see. The industry experience of the True Fiction team spans over a 20 year period including acting, film distribution and producing.

In addition to the goals accomplished by the above acquisitions, to date the company's business activities have consisted of developing a business plan, assembling a general management team, pursuing additional film production opportunities and financing.

The Company's operating plan for 2001 includes achieving the following business goals:

   The   generation   of  revenue  and  cash  flow  from  foreign  and  domestic distribution and sales of Rennie's Landing and other film features scheduled for production completion in 2001.

   The  production  of  two  or  three  additional  film  features.

   The   pursuit  of  other  revenue  generating  opportunities  in  the  filmed production  industry,  including  additional  acquisitions.

   The   addition   of   other  qualified  executive  management  team  members.
   The  pursuit  of  additional  financing.

The Company has no plans for any product research and development outside of the acquisition of and development of film projects, and no expected purchase or sale of plant and significant equipment over the next 12 months.

The Company expects a significant increase in the number of its employees in order to produce the film opportunities it is pursuing under its plan of operations. The number of personnel varies depending upon the needs of the particular script undertaken. The hiring of additional employees is dependent upon and subject to the Company's ability to raise additional financing, or the receipt of funds from the distribution of Rennie's Landing.


FORWARD  LOOKING  STATEMENTS

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the previous discussion and elsewhere in this report and in any other statement made by, or on behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.


ITEM  7.  FINANCIAL  STATEMENTS.

                       MAGELLAN FILMED ENTERTAINMENT, INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)
                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


















                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                            SEAFIRST FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111

                       MAGELLAN FILMED ENTERTAINMENT, INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)
                        CONSOLIDATED FINANCIAL STATEMENTS


                                 C O N T E N T S








Independent  Auditor's  Report                                    F-1
Consolidated  Balance  Sheets                                     F-2
Consolidated  Statements  of  Operations                          F-3
Consolidated  Statement  of  Stockholders'  Equity                F-4
Consolidated  Statements  of  Cash  Flows                         F-5
Notes  to  the  Consolidated  Financial  Statements               F-6

Williams & Webster, P.S.
------------------------
Certified Public Accounts & Business Consultants
Bank of America Financial Center
601 W. Riverside, Suite 1940
Spokane, WA 99201-0611
509-838-5111  Fax: 509-838-5114 - E-mail wwpcpas@Williams-webster.com

Board  of  Directors
Magellan  Filmed  Entertainment,  Inc.
Kirkland,  WA

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheets of Magellan Filmed Entertainment, Inc. (a development stage enterprise) at December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from December 29, 1999 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magellan Filmed Entertainment, Inc. (a development stage enterprise) at December 31, 2000 and 1999, and the results of its operations and its cash flows for the period from December 29, 1999 (inception) to December 31, 2000, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in
Note 2, the Company has been in the development stage since inception, has negative working capital and an accumulated deficit, and has no revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

__S/Williams & Webster, P.S.__
Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

April  6,  2001


                                                                             F-1

                               MAGELLAN  FILMED  ENTERTAINMENT,  INC.
                                (A  Development  Stage  Enterprise)
                                   CONSOLIDATED  BALANCE  SHEETS



A S S E T S                                                                       December 31,    December 31,
                                                                                      2000            1999
                                                                                --------------  --------------
       CURRENT ASSETS
              Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      36,846   $           -
              Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .          2,000               -
                                                                               --------------  --------------
                     Total Current Assets . . . . . . . . . . . . . . . . . .         38,846               -
                                                                               --------------  --------------

       OTHER ASSETS
              Screenplay inventory. . . . . . . . . . . . . . . . . . . . . .        232,629               -
              Deferred project costs. . . . . . . . . . . . . . . . . . . . .      2,225,088               -
              Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,001               -
                                                                               --------------  --------------
                     Total Other Assets . . . . . . . . . . . . . . . . . . .      2,458,718               -
                                                                               --------------  --------------

                     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $   2,497,564   $           -
                                                                               ==============  ==============

L I A B I L I T I E S   &   S T O C K H O L D E R S '   E Q U I T Y

       CURRENT LIABILITIES
              Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .  $      64,781   $           -
              Accrued interest. . . . . . . . . . . . . . . . . . . . . . . .         34,117               -
              Accrued compensation to related parties . . . . . . . . . . . .        241,500               -
              Notes payable to related parties. . . . . . . . . . . . . . . .         71,700               -
              Note payable. . . . . . . . . . . . . . . . . . . . . . . . . .        165,000               -
                                                                               --------------  --------------
                     Total Current Liabilities. . . . . . . . . . . . . . . .        577,098               -
                                                                               --------------  --------------

       LONG-TERM DEBT
              Debentures payable. . . . . . . . . . . . . . . . . . . . . . .        720,000               -
                                                                               --------------  --------------
                     Total Long-Term Debt . . . . . . . . . . . . . . . . . .        720,000               -
                                                                               --------------  --------------

       COMMITMENTS AND CONTINGENCIES. . . . . . . . . . . . . . . . . . . . .              -               -
                                                                               --------------  --------------
              TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .      1,297,098               -
                                                                               --------------  --------------

       STOCKHOLDERS' EQUITY
              Preferred stock $0.001 par value; 50,000,000 shares authorized,
                     no shares issued and outstanding . . . . . . . . . . . .              -               -
              Common stock $0.001 par value;  200,000,000 shares
                     authorized,  109,840,717 and 25,000,000 shares
                     issued and outstanding, respectively . . . . . . . . . .        109,840          25,000
              Additional paid-in-capital. . . . . . . . . . . . . . . . . . .      2,369,746         (20,000)
              Deficit accumulated during development stage. . . . . . . . . .     (1,279,120)         (5,000)
                                                                               --------------  --------------

              TOTAL STOCKHOLDER'S EQUITY. . . . . . . . . . . . . . . . . .$       1,200,466                -
                                                                              --------------  ---------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . .  $   2,497,564   $           -
                                                                               ==============  ==============

The accompanying notes are an integral part of these financial statements.

                                                                             F-2


                                     MAGELLAN  FILMED  ENTERTAINMENT,  INC.
                                       (A  Development  Stage  Enterprise)
                                    CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                                                                             From                 From
                                                                        Year           December 29, 1999    December 29, 1999
                                                                        Ended           (Inception) to       (Inception) to
                                                                  December 31, 2000    December 31, 1999    December 31, 2000
                                                                 -------------------  -------------------  -------------------
REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                -   $                -   $                -

E X P E N S E S
       General and administrative . . . . . . . . . . . . . . .              30,427                5,000               35,427
       Consulting fees. . . . . . . . . . . . . . . . . . . . .              87,009                    -               87,009
       Professional fees. . . . . . . . . . . . . . . . . . . .              23,825                    -               23,825
                                                                 -------------------  -------------------  -------------------
             TOTAL EXPENSES . . . . . . . . . . . . . . . . . .             141,261                5,000              146,261
                                                                 -------------------  -------------------  -------------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . . . . . . .            (141,261)              (5,000)            (146,261)

OTHER INCOME (EXPENSE)
       Interest income. . . . . . . . . . . . . . . . . . . . .                 550                    -                  550
       Interest expense . . . . . . . . . . . . . . . . . . . .          (1,133,409)                   -           (1,133,409)
                                                                 -------------------  -------------------  -------------------
              TOTAL OTHER INCOME (EXPENSE). . . . . . . . . . .          (1,132,859)                   -           (1,132,859)

LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . . .          (1,274,120)              (5,000)          (1,279,120)

INCOME TAX EXPENSE. . . . . . . . . . . . . . . . . . . . . . .                   -                    -                    -
                                                                 -------------------  -------------------  -------------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (1,274,120)  $           (5,000)  $       (1,279,120)
                                                                 ===================  ===================  ===================


NET LOSS PER COMMON SHARE, BASIC AND DILUTED. . . . . . . . . .  $            (0.02)  $                -   $            (0.02)
                                                                 ===================  ===================  ===================

WEIGHTED AVERAGE NUMBER OF BASIC AND
       DILUTED COMMON STOCK SHARES OUTSTANDING. . . . . . . . .          66,762,639           25,000,000           66,423,105
                                                                 ===================  ===================  ===================


                            The accompanying notes are an integral part of these financial statements


                                                MAGELLAN FILMED ENTERTAINMENT, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                                    Deficit
                                                                                                  Accumulated
                                                      Common Stock                 Additional      During the       Total
                                                         Number                     Paid-in        Development    Stockholders'
                                                        of Shares       Amount      Capital          Stage          Equity
                                                       -----------  -----------  -------------  ---------------  --------------

BALANCE DECEMBER 29, 1999 (INCEPTION)
Initial issuance of shares. . . . . . . . . . . . . .   25,000,000  $    25,000  $    (20,000)     $         -   $     5,000
Net loss at December 31, 1999 . . . . . . . . . . . .            -            -             -           (5,000)       (5,000)
                                                       -----------  -----------  -------------  ---------------  ------------

BALANCE DECEMBER 31, 1999 . . . . . . . . . . . . . .   25,000,000       25,000       (20,000)          (5,000)            -
Recapitalization and reverse merger . . . . . . . . .    5,317,622        5,317      (428,382)               -      (423,065)
Beneficial conversion feature of debentures . . . . .            -            -     1,133,409                -     1,133,409
Shares issued for conversion of debentures. . . . . .   62,723,095       62,723     1,296,775                -     1,359,498
Shares issued for interest on debentures. . . . . . .    2,473,000        2,473        13,971                -        16,444
Shares issued for services. . . . . . . . . . . . . .    4,077,000        4,077        77,713                -        81,790
Shares issued as bonus to employees . . . . . . . . .    1,150,000        1,150        12,650                -        13,800
Shares issued as donation . . . . . . . . . . . . . .      100,000          100         6,800                -         6,900
Shares issued for acquisition of Nickel Palace, Inc..    3,000,000        3,000       177,810                -       180,810
Shares issued for acquisition of True Fiction, Inc. .    6,000,000        6,000        99,000                -       105,000
Net loss year ended December 31, 2000 . . . . . . . .            -            -             -       (1,274,120)   (1,274,120)
                                                       -----------  -----------  -------------  ---------------  ------------

BALANCE DECEMBER 31, 2000 . . . . . . . . . . . . . .  109,840,717  $   109,840  $  2,369,746      $(1,279,120)   $1,200,466
                                                       ===========  ===========  =============     ============  ============

                            The accompanying notes are an integral part of these financial statements


                                              MAGELLAN FILMED ENTERTAINMENT, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                                   From
                                                                                              Year           December 29, 1999
                                                                                              Ended           (Inception) to
                                                                                        December 31, 2000    December 31, 1999
                                                                                       -------------------  -------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (1,274,120)  $           (5,000)
   Adjustments to reconcile net loss to cash provided (used) by operating activities:
         Non-cash expenses paid by debentures for services. . . . . . . . . . . . . .              54,500                    -
         Non-cash expenses paid by common stock . . . . . . . . . . . . . . . . . . .              10,000                    -
         Interest charged for beneficial conversion feature of debentures payable . .           1,133,409                    -
         Stock issued for services. . . . . . . . . . . . . . . . . . . . . . . . . .                   -                5,000
         Stock issued for donation. . . . . . . . . . . . . . . . . . . . . . . . . .               6,900                    -
         Stock issued as bonus for services . . . . . . . . . . . . . . . . . . . . .              95,590                    -
         Stock issued as payment of interest. . . . . . . . . . . . . . . . . . . . .              16,444                    -
         Increase  in prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .              (2,000)                   -
         Increase in accounts payable . . . . . . . . . . . . . . . . . . . . . . . .               8,611                    -
         Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              34,117                    -
         Increase  in notes payable . . . . . . . . . . . . . . . . . . . . . . . . .             165,000                    -
                                                                                       -------------------  -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . .             248,451                    -
                                                                                       -------------------  -------------------

CASH FLOW FROM INVESTING ACTIVITIES
   Deposits paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,001)                   -
   Payments for screen play inventory . . . . . . . . . . . . . . . . . . . . . . . .            (127,629)                   -
   Cash paid for acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (422,832)                   -
   Cash paid for project costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,756,843)                   -
                                                                                       -------------------  -------------------
CASH USED IN INVESTING ACTIVITY . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,308,305)                   -
                                                                                       -------------------  -------------------

CASH FLOW FROM FINANCING ACTIVITIES
   Debentures sold for cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,025,000                    -
   Cash loans from officers . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              71,700                    -
                                                                                       -------------------  -------------------
CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . .           2,096,700                    -
                                                                                       -------------------  -------------------

NET INCREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              36,846                    -
CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -                    -
                                                                                       -------------------  -------------------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           36,846   $                -
                                                                                       ===================  ===================

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                -   $                -
                                                                                       ===================  ===================
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                -   $                -
                                                                                       ===================  ===================

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
   Issuance of common stock related to reverse acquisition. . . . . . . . . . . . . .  $            2,991   $                -
                                                                                       ==================   ===================
   Conversion of debentures to common stock . . . . . . . . . . . . . . . . . . . . .  $        1,359,498   $                -
                                                                                       ==================   ===================
   Conversion of loans payable to debentures payable. . . . . . . . . . . . . . . . .  $           20,000   $                -
                                                                                       ==================   ===================
   Common stock issued for acquisitions . . . . . . . . . . . . . . . . . . . . . . .  $          285,810   $                -
                                                                                       ==================   ===================
                                                                             F-5



                                                                                              From
                                                                                        December 29, 1999
                                                                                         (Inception) to
                                                                                        December 31, 2000
                                                                                       -------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (1,279,120)
   Adjustments to reconcile net loss to cash provided (used) by operating activities:
         Non-cash expenses paid by debentures for services. . . . . . . . . . . . . .              54,500
         Non-cash expenses paid by common stock . . . . . . . . . . . . . . . . . . .              10,000
         Interest charged for beneficial conversion feature of debentures payable . .           1,133,409
         Stock issued for services. . . . . . . . . . . . . . . . . . . . . . . . . .               5,000
         Stock issued for donation. . . . . . . . . . . . . . . . . . . . . . . . . .               6,900
         Stock issued as bonus for services . . . . . . . . . . . . . . . . . . . . .              95,590
         Stock issued as payment of interest. . . . . . . . . . . . . . . . . . . . .              16,444
         Increase  in prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .              (2,000)
         Increase in accounts payable . . . . . . . . . . . . . . . . . . . . . . . .               8,611
         Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              34,117
         Increase  in notes payable . . . . . . . . . . . . . . . . . . . . . . . . .             165,000
                                                                                       -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . .             248,451
                                                                                       -------------------

CASH FLOW FROM INVESTING ACTIVITIES
   Deposits paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,001)
   Payments for screen play inventory . . . . . . . . . . . . . . . . . . . . . . . .            (127,629)
   Cash paid for acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (422,832)
   Cash paid for project costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,756,843)
                                                                                       -------------------
CASH USED IN INVESTING ACTIVITY . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,308,305)
                                                                                       -------------------

CASH FLOW FROM FINANCING ACTIVITIES
   Debentures sold for cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,025,000
   Cash loans from officers . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              71,700
                                                                                       -------------------
CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . .           2,096,700
                                                                                       -------------------

NET INCREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              36,846
CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -
                                                                                       -------------------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           36,846
                                                                                       ==================-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                -
                                                                                       ===================
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                -
                                                                                       ===================

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
   Issuance of common stock related to reverse acquisition. . . . . . . . . . . . . .  $            2,991
                                                                                       ===================
   Conversion of debentures to common stock . . . . . . . . . . . . . . . . . . . . .  $        1,359,498
                                                                                       ===================
   Conversion of loans payable to debentures payable. . . . . . . . . . . . . . . . .  $           20,000
                                                                                       ===================
   Common stock issued for acquisitions . . . . . . . . . . . . . . . . . . . . . . .  $          285,810
                                                                                       ===================

               The accompanying notes are an integral part of these financial statements.

                                                                             F-5

                       MAGELLAN FILMED ENTERTAINMENT, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

9

NOTE  1  -  ORGANIZATION  AND  HISTORY

North Coast Productions, Inc., a privately owned corporation, was formed in December 1999. On or about March 31, 2000, North Coast, completed a reverse merger and recapitalization with Storm High Performance Sound Corporation ("Storm"), a public non-reporting company and concurrently with Hi Liner Group, Inc. ("Hi Liner"), a public reporting company. Through application of SEC Rule 12g-3, the Company, as successor, became a public reporting company. In September 2000, the Company redomiciled from the state of Florida to the state of Nevada and changed its corporate name to Magellan Filmed Entertainment, Inc. ("Magellan" or "the Company").

Also in September 2000, Magellan acquired The Nickel Palace, Inc. (holder of a 50% interest in Rennie's Landing, LLC). Following the acquisition, The Nickel Palace, Inc. was dissolved and its assets absorbed by Magellan. In November 2000, True Fiction, Inc. (whose primary assets were film scripts and the other 50% interest in Rennie's Landing, LLC) was acquired by Magellan. See Note 10.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation
-----------------------
The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. Magellan, since its inception (December 29, 1999) through December 31, 2000, has incurred accumulated losses of $1,279,120 and has negative working capital, and has not generated any revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Although the Company raised cash through the sale of convertible debentures of $2,025,000, management expects to incur additional losses until revenues from its recently completed movie, Rennie's Landing, are received. It is projected that revenues will be received during the second quarter 2001, however, there can be no assurance that such revenues will be received, that such revenues will be sufficient to fund future operations, or that other sources of capital will be available in sufficient amounts or at acceptable costs. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Magellan be unable to continue in existence.

The financial statements reflect retroactive effect at December 31, 1999, of the issuance of 25,000,000 shares of Storm common stock in exchange for 5,000,000 shares of common stock of North Coast actually outstanding at December 31, 1999.


Use  of  Estimates
------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of Magellan and its wholly owned subsidiaries, True Fiction, Inc. and Magellan Film Sails, Inc. and Rennie's Landing, LLC which is owned 50% by True Fiction, Inc., and 50% by Magellan. All material intercompany transactions and balances have been eliminated.

Income  Taxes
-------------
The Company utilizes the asset and liability method of accounting for income taxes as set forth in FASB Statement No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Fair  Value  of  Financial  Instruments
---------------------------------------
Magellan's financial instruments consist primarily of cash, accrued expenses and payables, and loans and debentures payable which approximate fair value because of their short maturities. Magellan's notes payable and debentures payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to Magellan for a similar financial arrangement at December 31, 2000.

Derivative  Instruments
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Stock  Options  and  Stock  Based  Compensation
Magellan accounts for all transactions under which employees, officers and directors receive options to purchase shares of stock in Magellan in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with Statement of Financial
Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," Magellan adopted the pro forma disclosure requirements of SFAS
123. Accordingly, no compensation has been recognized in the results of operations for the employees, officers and directors stock option plan other than for options issued to non-employees for consulting services, which are valued based at their fair market value. In accordance with these standards, the Company values stock issued to employees, officers, directors and consultants at its fair market value at date of grant. See Note 9.

Loss  Per  Share
----------------
The Company has adopted the provisions of Financial Accounting Standards No. 128, "Earnings Per Share". This statement requires that the Company report basic and diluted earnings (loss) per share for all periods reported. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, consisting of stock options and warrants at December 31, 2000.

The weighted average number of shares outstanding for the period December 29, 1999 (inception) to March 31, 2000, the effective date of the reverse merger with Storm (See Note 1), was the 25,000,000 shares issued to North Coast's shareholders in accordance with accounting principles applicable to reverse mergers. Subsequent to the merger, the weighted average number of shares outstanding used to calculate the net loss per share was the actual number of shares outstanding of the surviving entity.

For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of stock options and warrants would have been anti-dilutive.

Film  Production  Costs
-----------------------
Production costs of film projects will be capitalized in accordance with Statement of Position 00-2, whereby costs incurred in the production of a film are amortized over the useful life of the project based on projected future revenues, not to exceed 10 years. In the event discounted estimated future net revenues are less than the balance of capitalized costs, the excess of capitalized costs over the discounted estimated net future revenues is charged to expense in the period in which the impairment is determined.

Recent  Accounting  Pronouncements
----------------------------------
In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial
Statements". SAB 101 provides interpretative guidance on the recognition, presentation and disclosure of revenue. SAB 101 must be applied to financial statements no later than the fourth quarter of fiscal 2001. We do not believe that the application of SAB 101 will have a material effect on the Company's financial position or results of its operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25". The interpretation clarifies the application of Accounting Principles Board (APB) Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. We do not anticipate that the adoption of this interpretation will have a material effect on the Company's financial position or results of operations.

Cash  and  Cash  Equivalents
----------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Reclassifications
-----------------
Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no material changes to the Company's accumulated deficit or net losses presented.

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

At  December  31,  2000,  the  following  amounts  were  owed  to  shareholders:

                                             Payable to
                                             ----------
                                Patrick F. Charles          Terrence K. Picken
                              Loans to      Accrued      Loans to     Accrued
 Interest Rate   Maturity     Company    Compensation    Company    Compensation
 ------------    --------    ---------   ------------    -------    ------------

      10%     Upon  Demand    $68,700      $120,750       $3,000     $120,750

The loans payable result from cash advances made to Magellan and are uncollateralized. The loans bear interest at a 10% rate and are due upon demand. Interest accrual is immaterial at year-end due to interim period payment of interest and principal, followed by shareholder loans at year-end. In addition, non-interest bearing accrued fees for services are due to Messrs. Charles and Picken, who are officers and directors of the Company.

The  Company  has  accrued  $241,500  in  compensation  payable to officers.

Magellan's executive and administrative offices are located in Kirkland, Washington, in 1300 square feet of office space provided to it under a month to month administrative support services agreement with Coast Northwest, Inc., a company controlled by Messrs. Charles and Picken, officers and directors of Magellan. Administrative support services provided under a verbal agreement include use of office space, office equipment, bookkeeping and clerical services, data processing, local and long distance telephone service and other miscellaneous administrative support services for which the Company currently pays $10,000 per month. For the year ended December 31, 2000, Coast Northwest, Inc. charged Magellan $83,000 for administrative services.

NOTE  4  -  DEFERRED  PROJECT  COSTS

In accordance with SOP 00-2, "Accounting by Producers or Distributors of Films," the Company has capitalized all costs, excluding advertising, related to the production of a film. The Company will amortize film costs and accrue (expense) participation costs using the individual-film-forecast-computation method, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year. The Company will commence amortization of capitalized film costs when a film is released and begins to generate revenue.

At the end of each quarter, the Company assesses whether the film's fair value, determined using a discounted cash flow model, is less than its unamortized film costs, and in such instances the Company expenses the amount by which the unamortized capitalized costs exceeds the film's fair value.

The  Company  expenses  all  advertising  costs  in  the  period  incurred.

NOTE  5  -  SCREENPLAY  INVENTORY

Screenplay inventory consists of eleven scripts acquired in the acquisition of True Fiction, Inc. The value of the scripts was determined by the fair market value of the common stock shares exchanged and the liabilities assumed in the acquisition.

NOTE  6  -  NOTE  PAYABLE

Note payable represents an unsecured obligation to an individual which is payable upon demand with interest at 12%. The note was repaid in January, 2001, at which time the Company executed another unsecured loan at 12% with the same individual. The new loan contains a loan fee of 5%, and matures 60 days after the first $173,250 of revenue is received by the Company. Accrued interest at December 31, 2000 for the note is $8,242.

NOTE  7  -  DEBENTURES  PAYABLE

In September 2000, Magellan acquired The Nickel Palace, Inc. and assumed the 8% Series A senior subordinated convertible redeemable debentures issued by The Nickel Palace. At December 31, 2000, all of the funding for this debenture had been received by Magellan and $430,000 had been converted into common stock of Magellan, leaving a debenture payable balance of $570,000. In November 2000, Magellan acquired True Fiction, Inc. and assumed the True Fiction 8% Series A senior subordinated convertible redeemable debentures issued by True Fiction. The debenture was subscribed to in November 2000, and at December 31, 2000, $150,000 of this debenture's proceeds had been received by Magellan with none converted into Magellan common stock. Accrued interest at December 31, 2000 is $25,875 on the debentures payable.

NOTE  8  -  INCOME  TAXES

As of December 31, 2000, Magellan has an unused federal tax net operating loss carryforward of approximately $1,250,000 which expires in 2020 and which may be applied against future taxable income. The Company has established a 100% valuation allowance with respect to the available unused tax benefit of the federal net operating loss carryforwards because the likelihood of realization of this benefit cannot be presently determined.

NOTE  9  -  STOCKHOLDERS'  EQUITY

Magellan has two classes of authorized securities which consist of 200,000,000 shares of common stock with a par value of $0.001 per share and 50,000,000 shares of preferred stock with a par value of $0.001 per share. At December 31, 2000, 109,840,717 shares of the Company's common stock were issued and outstanding while no shares of the Company's preferred stock were issued or outstanding.

Common Stock Issuances
----------------------
Shares of common stock of Magellan issued during the year ended December 31, 2000 are summarized as follows:



Effective Date        Description                      Transaction          Average Per          Number of
                                                          Value             Share Price        Shares Issued
--------------  --------------------------------       ------------         -------------      -------------


         12/99      Original shares of North
                     Coast Production, Inc. *          $      5,000        $     0.0002           25,000,000

          3/00      Reverse merger and
                     recapitalization  *                   (423,065)             (0.017)           5,317,622

    5/00-12/00      Conversion of debentures
                     and accrued interest . .             1,375,942              0.0210           65,196,095

          9/00      Acquisition of The Nickel
                     Palace, Inc.                           180,810              0.0603            3,000,000

         10/00      Donation                                  6,900              0.0690              100,000

      10&11/00      Consulting services                      81,790              0.0200            4,077,000

         11/00      Bonuses for services
                     employees and related                   13,800              0.0120            1,150,000

         11/00      Acquisition of True
                     Fiction, Inc.                          105,000              0.0175            6,000,000
                                                          ---------                              -----------
                    Sub-totals                            1,473,736                              109,840,717

                  Beneficial conversion feature
                   of debentures                          1,133,409                                       -
                                                          ---------                              -----------
                  Total                                $  2,479,586                              109,840,717
                                                       ============                             ============


NOTE  9  -  STOCKHOLDERS'  EQUITY  (CONTINUED)

* Effective March 31, 2000, as part of the reverse merger and recapitalization, 1,491,222 shares of common stock remained with the original Storm shareholders, and 1,500,000 shares were issued to the former Hi Liner shareholders. 2,326,400 shares were issued for consulting services in connection with the reverse merger and recapitalization and 25,000,000 shares of common stock were distributed to the shareholders of North Coast in exchange for the 5,000,000 issued and outstanding common shares of North Coast which were then cancelled.

Debentures  Converted  to  Common  Stock
----------------------------------------
On March 31, 2000, the Company assumed the liabilities of North Coast including 8% series A senior subordinated convertible redeemable debentures issued by North Coast in March, 2000 in the aggregate principal amount of $929,500. The Series A debentures were subsequently converted into 29,794,455 shares of common stock at an average conversion price of $0.0312 per share, equal to 70% of the average closing bid price of the common stock for the five (5) trading days immediately preceding the date of receipt of the conversion notice.

On September 26, 2000, the Company assumed the liabilities of The Nickel Palace, Inc., including 8% Series A senior subordinated convertible redeemable debentures issued by The Nickel Palace in September 2000 in the aggregate principal amount of $1,000,000. The Series A debentures are convertible into Magellan common stock at a conversion price of 62% of the average lowest closing bid price of the common stock for any of the five consecutive trading days immediately preceding the date of receipt of the conversion notice. At December 31, 2000, all of these debentures were funded and outstanding, except for $430,000 of the debentures, which were converted into 35,401,639 shares of common stock at an average price of $0.0121 per share.

In an Emerging Issues Task Force meeting sponsored by the Financial Accounting Standards Board, held on March 13, 1997, the Securities and Exchange Commission ("SEC") announced their position on the accounting for the issuance of convertible debt securities with a nondetachable conversion feature that is "in-the-money" at the date of issue. Those securities are usually convertible into common stock at the lower of a conversion rate fixed at the date of issue or a fixed discount to the common stock's market price at the date of conversion, creating a "beneficial conversion feature". The SEC's position is that the beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The amount is calculated at the date of issuance as the difference between the conversion price and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The discount resulting from the allocation of proceeds, in effect, increases the interest rate of the security and should be amortized as a charge to interest expense over the period from the date the security is issued to the date it first becomes convertible.

The beneficial conversion feature of the debentures was accounted for as additional interest expense at the date the debenture first became convertible and, as a result, such interest expense charged to operations for the year ended December 31, 2000 amounted to approximately $1,133,000.

NOTE  9  -  STOCKHOLDERS'  EQUITY  (CONTINUED)

Stock  Options  and  Warrants
-----------------------------
In October, 2000, the Company granted its officers options to purchase 2,000,000 shares of Magellan stock at an exercise price of $0.10 per share. Still outstanding at December 31, 2000, the options are exercisable at any time prior to October 1, 2005. No other options or warrants were granted during the year ended December 31, 2000. The Company has adopted the disclosure only provisions of SFAS 123.

For disclosure of stock option compensation to employees and officers, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during fiscal 2000: no annual dividends, expected volatility of 50%; risk-free interest rate of 6%; and expected lives of 5 years.

                                                                            F-12

The weighted average fair value of stock options granted to employees and officers during the fiscal year 2000 was approximately $47,000. Accordingly, Magellan's pro forma loss and net loss per share would have been as follows:

                                                    Year Ended
                                                 December 31, 2000

Net  loss  applicable  to  common  shares:

                          As reported          $     (1,274,120)
                                               =================

                          Pro forma            $     (1,321,120)
                                               =================

Net  loss  per  common  share:

                          As reported          $          (0.02)
                                               =================


                          Pro forma            $          (0.02)
                                               =================


NOTE  10  -  MERGERS  AND  ACQUISITIONS

In December 1999, the Company's founders formed North Coast Productions, Inc., a privately owned corporation, and began its business development activity. North Coast became a publicly traded reporting company as a result of concurrent transactions with Storm and Hi Liner which are best characterized as a reverse merger and recapitalization. Storm was a publicly traded non-reporting company, while Hi Liner was a public reporting company. Under a Stock Purchase Agreement effective March 31, 2000, between North Coast and Storm and a related Share Exchange and Plan of Merger Agreement effective April 5, 2000, North Coast shareholders became the holders of the majority of the common stock of Storm. Consequently, North Coast became a successor to Storm and the plan of operations of North Coast and the financial history and reports of North Coast are those of the successor company.

NOTE  10  -  MERGERS  AND  ACQUISITIONS  (CONTINUED)

As part of the recapitalization and pursuant to a March 31, 2000 Stock Exchange Agreement between Storm and MRC Legal Services LLC, a majority shareholder of Hi Liner, Storm became the successor issuer to Hi Liner for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective March 31, 2000. Under the Storm and Hi Liner reverse merger transaction, 1,500,000 shares of Storm were issued to the former shareholders of Hi Liner and 2,326,400 shares of Storm were issued for consulting services in connection with the reverse merger and recapitalization transaction.

In September 2000, the Company redomiciled from the state of Florida to the state of Nevada and changed its corporate name to Magellan Filmed Entertainment, Inc. Also in September 2000, Magellan issued 3,000,000 shares of common stock in exchange for all of the outstanding shares of The Nickel Palace, Inc. (holder of 50% of the interest in Rennie's Landing, LLC, owner of the rights to the movie Rennie's Landing). On November 22, 2000, Magellan issued 6,000,000 shares of

                                                                            F-13
common stock in exchange for all of the outstanding shares of True Fiction, Inc. (holder of the remaining 50% interest in Rennie's Landing, LLC in addition to the rights to several other screen plays).

Magellan has been in the development stage since its inception, in accordance with Statement of Financial Accounting Standards No. 7.

NOTE  11  -  CHANGE  IN  ACCOUNTING  PRINCIPLE

The Company previously reported its cost of acquiring Storm as a loss from discontinued operations of $297,832. These expenses actually represented the Company's costs of acquiring Storm and included paying outstanding accounts payable of $267,742 and payments to prior shareholders of $30,090. These costs have been reclassified as part of the basis of the recapitalization of North Coast in acquiring the Storm and Hi Liner. The Company previously disclosed that consultants were paid $125,000 in cash and 2,326,400 shares of common stock in conjunction with the recapitalization of the Company. These costs have been determined to be costs of the recapitalizing and have been reclassified appropriately.

NOTE   12  -  SUBSEQUENT EVENTS

As of March 1, 2001, there were insufficient authorized shares to allow conversion into common stock of all of the outstanding debentures based on the current price of the Company's common stock. The Company is currently negotiating with the debenture holders regarding alternatives available to it which could include repayment of the notes as allowed by the debentures, or an increase in the number of authorized shares.

                                                                            F-14

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS.
        ---------------------------------------------

Magellan's independent accountant accepted a full time position with a new employer, and consequently, is discontinuing providing accountant services as a sole practitioner. Therefore, effective November 10, 2000, the Board of Directors accepted his resignation as the Company's accountant. Magellan does not have an audit or similar committee of the Board of Directors.

The Accountant's report on the financial statement of North Coast Productions, Inc. for the year ended December 31, 1999 was modified with a "going concern qualification" having to do with uncertainties about the ability of the Company to continue as a going concern. North Coast became the successor Registrant in April, 2000, as the result of a reverse merger transaction with and under the corporate name The Storm High Performance Sound Corporation, which name was changed to Magellan Filmed Entertainment, Inc. effective September, 2000.

There  have  been no disagreements with the accountant that were not resolved on
any  matter   of   accounting   principles  or  practices,  financial  statement
disclosures,  or  auditing  scope  or  procedure.

The Board of Directors of Magellan has approved the appointment of a new independent accountant, Williams and Webster, effective November 14, 2000, to audit Magellan's financial statements. Magellan did not consult the newly engaged accountant in either of the two most recent fiscal years,


                                    PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,  AND  CONTROL  PERSONS.
         --------------------------------------------------------------

This  table  describes  Magellan's  current  Directors  and  Executive Officers.


                  NAME                       AGE                TITLE
Patrick  F. Charles                           59     President,  Chief Executive
                                                       Officer  and  Director
Terrence  K.  Picken                          62     Executive Vice-President,
                                                       Chief  Operating Officer
                                                       and  Director
James G. Brewer                               58     Vice President Finance, and
                                                       Chief  Financial  Officer


Patrick F. Charles has been Magellan's Chief Executive Officer and Chairman of the Board of Directors since the inception of Magellan . Mr. Charles is also a founder, President and Chief Executive Officer of Coast Northwest Inc., a privately owned Washington Corporation, since its inception in 1981. Coast Northwest Inc. provides financial and management consulting services to various clients, including Magellan. Mr. Charles has also served as National Director of Legislative consulting services for PriceWaterhouseCoopers, an international accounting firm. Mr. Charles also currently serves as a Director for Saratoga International Holdings Corp. ("Saratoga"), a publicly traded company listed on the OTC Bulletin Board. Saratoga is a provider of prepaid long distance telephone calling service as a reseller for long distance suppliers. Mr. Charles holds a Bachelor of Science degree in marketing from Seattle University and an MBA from the University of Arizona.

Terrence K. Picken has served Magellan as Executive Vice-President and Director since its inception. Mr. Picken is also Executive Vice President and Director of Coast Northwest Inc. since 1992. Coast Northwest Inc. is a privately owned company which provides business management and financial consulting services to various clients, including Magellan. Mr. Picken was also a general partner with PriceWaterhouseCoopers, an international accounting firm. Mr. Picken also currently serves as a Director for Saratoga International Holdings Corp. ("Saratoga"), a publicly traded company listed on the OTC Bulletin Board. Saratoga is a provider of prepaid long distance telephone calling service as a reseller for long distance suppliers. Mr. Picken has over 20 years of international accounting experience and was licensed as a CPA in California and Washington as well as a Chartered Accountant in Canada. He graduated with a Chartered Accountant degree from the University of Manitoba, Canada.

James G. Brewer has served Magellan as Vice-President Finance and Chief Financial Officer since September, 2000. Mr. Brewer has served as Vice President and Chief Financial Officer for a number of publicly traded Bulletin Board companies over the past 20 years, including Wright Energy Corporation, United Casino Corporation and NetBet, Inc. He also served as Controller for McCulloch Oil Corporation, a public American Stock Exchange corporation. Mr. Brewer holds a Bachelor of Science degree in Administrative Management from California State University at Los Angels and an MBA from United States International University in San Diego California.

The Directors serve in their positions until the next annual meeting of stockholders or until the Directors' successors have been elected and qualified. The executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

There are no family relationships among any of Magellan's officers or directors. No director, executive officer, promoter or control person of the Company during the past five years has had any involvement in any legal proceedings as described in Item 401 (d) of Regulation S-B.

Significant  Employees  of  Magellan  include  the  following  individuals:

Marc Fusco - Age 30 project manager, Mr. Fusco directed numerous short films and documentaries prior to moving to Los Angeles in 1994 where he joined the staff of Amblin Entertainment as assistant to Academy Award winning director Steven Spielberg. He worked with Mr. Spielberg on the feature films "The Lost World" and "Saving Private Ryan." Mr. Fusco co-wrote and directed Rennie's Landing, his feature film debut.

Michael Garrity - Age 31 project manager, Graduated with a degree in Journalism from the University of Oregon, Mr. Garrity worked as a news segment producer for NBC. In 1996, he moved to Los Angeles and worked as an assistant to Steven Spielberg on "The Lost World" and Amistad." Mr. Garrity then joined director Mimi Leder, working closely with her on the feature films "The Peacemaker," "Deep Impact" and "Pay it Forward." Mr. Garrity co-wrote and produced Rennie's Landing.

Michael Gabrawy - Age 32 project manager, Since moving to Los Angeles in 1993, Mr. Gabrawy has produced over 10 short films and several lo-budget features. Mr. Gabrawy held varied posts on a number of major film releases, including "Naked Gun 33 1/3," "Stargate," Waterworld" and "Independence Day." Equally experienced in both physical film production and development, he served as an executive at the international production and distribution company Constantine Films. Mr. Gabrawy also produced Rennie's Landing.

Michel Shane - Age 45 Vice-President - Business Affairs - for Magellan's wholly owned subsidiary, Magellan Productions Corp. - Mr. Shane was educated at McGill University in Canada and then went on to attend law school for two years before deciding on a career in the entertainment business. Mr. Shane was and is an entrepreneur. In the early 1980's Mr. Shane's company was the first company to put advertising on video cassettes. Later that decade, Mr. Shane helped perfect Event "Television" by handling distribution and production duties on two very highly successfully syndicated television shows. Living in Canada at the time, there was a natural progress to producing and using Canadian Government tax incentives to produce programming.


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE
-------------------------------------------------------

Due to an oversight, the following individuals did not file on a timely basis Forms 4 or 5 reporting changes in beneficial ownership: Patrick Charles, Terrence Picken and James Brewer. The aforementioned reports have been filed prior to the filing of this Form 10-KSB.

Schedule  of  non-compliance  with  section  16(a)  of  the  exchange  Act

                                                     Number  of
     Name                     Number  of             Transactions
                             Late  Reports           Not  Reported

Patrick  Charles                  2                        0
Terrence  Picken                  2                        0
James  Brewer                     2                        0

ITEM.  10  EXECUTIVE  COMPENSATION
          ----------------------
The following tables set forth the compensation due to or paid to the named executive officers for the periods indicated:



               SUMMARY  COMPENSATION  TABLE

               -------Annual  Compensation-------               -----Long-term  Compensation-----

                                            Other                 Securities
                                           Annual     Restricted   Underlying               All Other
Name and                                   Compen-      Stock      Options/      LTIP       Compen-
Principal               Salary    Bonus    sation     Award(s)       SAR's      Payouts     sations
Position       Year       $         $         $           $            #           $           $
(a)            (b)       (c)       (d)       (e)         (f)          (g)         (h)         (I)
                       (Note 1)            (Note 1)                (Note 2)
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------
Patrick F.
Charles
President/
CEO & Director   1999         0        0          0            0            0          0            0
                 2000  $117,000        0      2,750            0    1,000,000          0            0
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------
Terrence
Picken
Vice President/
COO/ Director    1999         0        0          0            0            0          0            0
                 2000  $117,000        0      2,750            0    1,000,000          0            0
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------



(1) Salary and other Annual Compensation for Mr. Charles and Mr. Picken reported in columns (c) and (e) was earned but not paid as of December 31, 2000.

(2) The stock options listed in column (g) above were all exercisable at date of grant.


                             Option/SAR  Grants  in  Last  Fiscal  Year
                                     Individual  Grants


                Number of Securities        % of Total Options/SARs          Exercise or
              Underlying Options/SARS       Granted to Employees in          Base Price    Expiration
Name               Granted (#)                   Fiscal Year
------------    ---------------------       -----------------------        -------------    ----------
Patrick F.
   Charles, CEO
   and Director      1,000,000                     50%                          $0.10         10-01-05

Terrence K.
   Picken Exec. V.P.
   and Director      1,000,000                     50%                          $0.10         10-01-05





Effective October 1, 2000, Magellan signed Corporate Officer Employment Agreements (the "Agreements") with Patrick F. Charles and Terrence K. Picken. All significant provisions of the Agreements are identical. The Agreements are for a three year term and provide basic salary of $120,000 in the first year, $150,000 in the second year and $180,000 in the final year. The Agreements also provide for incentive bonuses based on pre-tax operating cash flow. A bonus of 5.0% will be paid on the first $250,000; 4.0% on the next $250,000; 3.0% on the next $250,000; 2.0% on the next $250,000 and 1.0% on pre-tax operating cash flow amounts over $1,000,000. The Agreements also provide that at the discretion of the officer, monthly amounts over $10,000 or any amount not paid when due may be paid in common shares of Magellan based on the closing bid price at the time the officer gives notice. In the event Magellan issues restricted common shares under this provision, the officer is entitled to receive additional shares based on a factor of up to a 40% discount of the closing bid price at the time the officer gives notice.

For common stock issued in non-monetary transactions involving marketability discounts Magellan's policy is to account for marketability discounts in accordance with guidelines provided by published empirical studies and financial research on marketability discounts.

The Agreements provide that, other than for cause, Patrick F. Charles and Terrence K. Picken may not be terminated for any reason unless Magellan offers in writing to purchase all of their shares directly or beneficially owned at market price, as defined in the Agreements; pays in cash all amounts owing to the officer and; pays in cash an amount for a buy-out of the remainder of the Agreement at the rate of 50% of the remaining regular salary.

The Agreements also require Magellan to provide death and disability benefits to Patrick F. Charles and Terrence K. Picken or their estates equivalent to six (6) months pay at the time of the death or disability. Magellan is also required to pay an automobile allowance of $750 per month each plus automobile operating expenses, and for a membership in a social/athletic club.


-     COMPENSATION  OF  DIRECTORS
      -------------------------

Directors may be paid their expenses of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director, however there are no standard arrangements in place pursuant to which the Company's directors are compensated for any services provided as director. No compensation for director's fees was paid during the year 2000.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.
          ----------------------------------------------------------------------

This  table describes the ownership of the Company's outstanding common stock by
(i) each of the Company's Officers and Directors; (ii) each person who is known by the Company to own more than 5% of the Company's outstanding common stock; and (iii)all of the Company's Officers and Directors as a group:


TITLE OF         NAME AND ADDRESS OF          AMOUNT AND NATURE OF    PERCENT OF
CLASS             BENEFICIAL OWNER            BENEFICIAL OWNERSHIP       CLASS
                                                     (Common Shares)
          ---------------------------------
Common    Patrick F. Charles                 10,250,000 (a)              9.3%
Stock     8756 122nd Ave. N.E.
          Kirkland, WA 98033
          ---------------------------------
Common    Terrence K. Picken                 10,250,000 (b)              9.3%
Stock     8756 122nd Ave. N.E.
          Kirkland, WA 98033
          ---------------------------------
Common    James G. Brewer                     1,500,000                  1.4%
Stock     8756 122nd Ave. N.E.
          Kirkland, WA 98033
          ---------------------------------  ----------                  ----
          All Officers and Directors
          as a group (3 persons)             22,000,000                 20.0%




(a) Includes 4,000,000 shares held by PDDE, LLC a State of Washington limited liability company formed in February 1998 of which Patrick F. Charles is Managing Member and owns controlling interest and 2,500,000 shares held by Coast Northwest Management, LLC a State of Washington Limited Liability
      Company formed in February 1998 of which Patrick F. Charles is a co-Managing Member and owns a 50% interest.

(b) Includes 2,500,000 shares held by United West Holdings LLC, a State of Washington limited liability company formed in February 1998 of which Terrence K. Picken is Managing Member and owns controlling interest, 1,500,000 shares held by TKY Holdings LLC, a State of Washington limited liability company formed in February 1998 of which Terrence K. Picken is Managing Member and owns controlling interest, and 5,500,000 shares held by Coast Northwest Management LLC, a State of Washington limited liability company formed in February 1998 of which Terrence K. Picken is a co-Managing Member and owns a 50% interest.

Item  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
          ----------------------------------------------


Coast Northwest Inc. provided substantially all of Magellan's corporate administrative services including use of office, data processing and other office equipment, telephone and other telecommunications services, clerical and financial record keeping, employee services and other corporate administrative support services since inception of Magellan's development stage activities for which Magellan paid to Coast Northwest Inc. $83,000 for the year ended December 31, 2000. Magellan's President, Patrick F. Charles and Executive Vice-President, Terrence K. Picken, collectively own controlling interest in Coast Northwest Inc.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
          --------------------------------

a)  Exhibits


Exhibit
Number                                                        Description  **
------                                                        --------------


     3.1* Articles of Incorporation, as restated for Magellan Filmed Entertainment, Inc.

     3.2 Articles of Incorporation, as restated for True Fiction, Inc.

     3.3 Articles of Incorporation, as restated for Magellan Film Sails, Inc.

     3.4 Articles of Incorporation, as restated for Magellan Productions Corp.

     3.5*                             By-Laws  as  restated  for Magellan Filmed
                                      Entertainment,  Inc.

     3.5                              By-Laws  as  for  True  Fiction,  Inc.

     3.6                              By-Laws  for  Magellan  Film  Sails,  Inc.

     3.7                              By-Laws  for  Magellan  Productions  Corp.

     4.1*                             Specimen  Stock  Certificate  For Magellan
                                      Filmed  Entertainment,  Inc.

     4.2                              8%  Subordinated  Debenture  of The Nickel
                                      Palace,  Inc.

     4.3                              Assignment  and  Assumption  Agreement
                                      re: The Nickel Palace Inc. 8% subordinated
                                      Debentures

     4.4                              8%  Subordinated Debenture of True Fiction
                                      Inc.

     4.5 Assignment and Assumption Agreement re: True Fiction, Inc. 8% subordinated Debentures

     10.1* Stock Exchange Agreement dated as of September 26, 2000 by and between Magellan Filmed Entertainment, Inc. and The Nickel Palace, Inc.

     10.2 Share Exchange Agreement dated November 22, 2000, between Magellan Filmed Entertainment, Inc. and True Fiction, Inc.

     10.3                             Corporate  Officer Agreement with Terrence
                                      K. Picken dated October 1, 2000

     10.4                             Corporate  Officer  Agreement with Patrick
                                      F. Charles dated October 1, 2000

     10.5 Agreement with Franchise Pictures, LLC for for distribution of "Rennie's Landing" in foreign markets

     21                               Subsidiaries  of  the  Registrant

** Summaries of all Exhibits contained within this Registration Statement are modified in their entirety by reference to these Exhibits.

*  Exhibits  were  previously  filed.

(b)  REPORTS  ON  FORM  8-K

Reports  on  Form  8-K  -

October 12, 2000 - Share Exchange Agreement between The Nickel Palace, Inc., and Magellan Filmed Entertainment, Inc. dated as of September 26, 2000, and effective as of September 26, 2000.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Magellan Filmed Entertainment, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  March  __,  2001.

Magellan  Filmed  Entertainment,  Inc.

By:  /s/  Patrick  F.  Charles

------------------------------------------
Patrick.  F.  Charles
CEO,  President  and  Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                  Title                            Date

-----------------------
 /s/  Patrick  F.  Charles      CEO,  President and Director      April 16, 2001


-----------------------
/s/  Terrence  K.  Picken       Executive  Vice President         April 16, 2001
                                 and  Director


-----------------------
/s/  James  G.  Brewer          Vice President                    April 16, 2001
                                 Principal  Financial  Officer
                                 Principal  Accounting  Officer