Form 10QSB/A
period 2001-03-31
MAGELLAN FILMED ENTERTAINMENT INC
filed 2001-05-21
CIK 1092804

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2001

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2001, was 194,203,275 shares.

                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited financial statements for the three month period ended March 31, 2001, is attached hereto.

The unaudited financial statements presented herein are those of Magellan Filmed Entertainment, Inc. and its wholly owned subsidiaries, Magellan Film Sails, Inc., True Fiction, Inc. and Rennie's Landing, LLC. (the Consolidated entities are hereinafter referred to as the "Company").

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

-     Plan  of  Operations

The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

The Company generated no revenues during the three month period ended March 31, 2001. The Company's current plan is to concentrate its business development efforts on opportunities available in the film production business, including made for TV projects.

The Company has completed the filming of its first feature length film, "Rennie's Landing," and has entered into a contract for distribution of the movie for foreign markets with Franchise Pictures, LLC and is currently evaluating options for domestic distribution of the movie. The movie has been introduced domestically in a limited screening in the first quarter of 2001, and will be exhibited at the Seattle Film Festival in the Second Quarter of 2001. The Company has begun preproduction activities for its second feature length movie, "The Pleasure of Your Company" and, subject to securing commitments for financing, plans to begin actual production in third quarter of 2001.

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

Under its marketing plan, management is also developing relationships with writers and independent producers to assure that the Company has a constant flow of projects under review. Included in this stream of projects are feature length films, made for TV films, mini series for TV and TV feature series. The Company has obtained the rights to a number of screen plays and other projects which it plans to produce on its own or through production partners. The Company has as one of its missions, the cost efficient production of such projects. A strategy of cost efficiency is to become a hallmark of the Company and the source of our internal growth.

The Company plans to formulate an aggressive joint venture acquisition plan for stimulating growth. As in most industries, the consolidation movement is growing. Management believes that growth by strategic acquisition is necessary for the Company to reach its full potential.

To date the Company developed a business plan, assembled a management team, and produced its first feature length film, "Rennie's Landing." As part of its plan, the Company acquired The Nickel Palace, Inc. (Nickel) in September, 2000, owner of 50 % of Rennie's Landing LLC (which owns the film "Rennie's Landing"). As part of the acquisition of Nickel, the Company assumed the liabilities of The Nickel Palace, Inc., including 8% Series A senior subordinated convertible redeemable debentures issued by The Nickel Palace in September 2000 in the aggregate principal amount of $1,000,000. The Series A debentures are convertible into Magellan common stock at a conversion price of 62% of the average lowest closing bid price of the common stock for any of the five consecutive trading days immediately preceding the date of receipt of the conversion notice. During the quarter ended March 31, 2001, $570,000 of the debenture was converted into 83,687,558 shares of common stock at an average price of $0.0068 per share. At March 31, 2001, all of these debentures had been converted into a total of 119,089,197 shares of common stock at an average price of $0.0084 per share.

In November, 2000 the Company completed the acquisition of True Fiction, Inc., which company holds, in addition to the rights to a number of additional film projects, the other 50% interest in Rennie's Landing LLC, giving the Company 100% ownership in the film "Rennie's Landing."

The director and producers of Rennie's Landing" have previously worked on bigger budget films for major studios. They are experienced, bright, and have the vision necessary to recognize what the viewing public, the 18 to 34 year old, wants to see. The addition of these seasoned individuals to the Company's management team brings the X & Y Generation vision to the Company.

True Fiction's management team brings 20 plus years of industry experience to the Company. Their experience includes acting, distribution and most importantly, producing. They have first hand knowledge of industry cost controls capable of assisting management in reaching its goal of being cost efficient.

The Company estimates that it will have sufficient capital to enable it to meet its financial needs to continue with its business development activity through the end of the current year. The Company expects to receive funds from the distribution of Rennie's Landing in the second quarter of 2001, and plans to use these funds for operating capital.

The Company has no plans for any product research and development and no expected purchase or sale of plant and significant equipment over the next 12 months.

The Company does not expect a significant increase in the number of its employees in calendar year 2001, but will instead utilize contract personnel to accomplish its planned activities.


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

                       MAGELLAN FILMED ENTERTAINMENT, INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


                                 C O N T E N T S








Consolidated  Balance  Sheets (Unaudited)                          F-2
Consolidated  Statements  of  Operations (Unaudited)               F-3
Consolidated  Statements  of  Cash  Flows (Unaudited)              F-4
Condensed Notes  to  the  Consolidated
       Financial  Statements (Unaudited)                           F-5



                          MAGELLAN FILMED ENTERTAINMENT, INC.
                             (A Development Stage Company)
                               CONSOLIDATED BALANCE SHEET
                                     (Unaudited)


                                                                              March 31,
                                                                                2001
                                                                           ------------
ASSETS

CURRENT ASSETS
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     8,060
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,200
                                                                           ------------
        Total Current Assets. . . . . . . . . . . . . . . . . . . . . . .       10,260

  OTHER ASSETS
    Screen play inventory . . . . . . . . . . . . . . . . . . . . . . . .      232,629
    Deferred project costs. . . . . . . . . . . . . . . . . . . . . . . .    2,330,291
                                                                           ------------
        Total Other Assets. . . . . . . . . . . . . . . . . . . . . . . .    2,562,920
                                                                           ------------
      TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,573,180
                                                                           ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   235,740
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .       48,728
   Accrued consulting fees to officers. . . . . . . . . . . . . . . . . .      342,999
   Payable to officers. . . . . . . . . . . . . . . . . . . . . . . . . .       67,700
   Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      173,250
                                                                           ------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . .      868,417

OTHER LIABILITIES
   Debentures payable . . . . . . . . . . . . . . . . . . . . . . . . . .      450,000
                                                                           ------------

      Total other liabilities . . . . . . . . . . . . . . . . . . . . . .      450,000

COMMITMENTS and CONTINGENCIES . . . . . . . . . . . . . . . . . . . . . .            -
                                                                           ------------
      TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .    1,318,417


STOCKHOLDERS' Equity
   Common stock $.001 par value; 200,000,000 shares
      authorized; 194,203,274 shares issued and outstanding . . . . . . .      194,203
   Additional Paid-in Capital . . . . . . . . . . . . . . . . . . . . . .    3,091,236
   Accumulated deficit during the development stage . . . . . . . . . . .   (2,030,676)
                                                                           ------------

      TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . .    1,254,763
                                                                           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . .  $ 2,573,180
                                                                           ============




See Accompanying Condensed Notes to Consolidated Financial Statements
                                                                              F2



                                     MAGELLAN FILMED ENTERTAINMENT, INC.
                                        (A Development Stage Company)
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                 (Unaudited)


                                                                                                  From
                                                           Quarter           Qarter        December 29, 1999
                                                            Ended            Ended          (Inception) to
                                                        March 31,2001    March 31, 2000   to March 31, 2001)
                                                       ---------------  ----------------  -------------------
REVENUES. . . . . . . . . . . . . . . . . . . . . . .  $            -   $             -   $                -


OPERATING EXPENSES
   General and administrative expenses. . . . . . . .         197,907           101,979              233,334
   Consulting fees. . . . . . . . . . . . . . . . . .         277,160                                364,169
   Professional fees. . . . . . . . . . . . . . . . .          29,500                                 53,325
                                                       ---------------  ----------------  -------------------
      TOTAL EXPENSES. . . . . . . . . . . . . . . . .         504,567           101,979              650,828
                                                       ---------------  ----------------  -------------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . .        (504,567)         (101,979)            (650,828)

OTHER INCOME (EXPENSES)
   Interest income. . . . . . . . . . . . . . . . . .               -                 -                  550
   Interest expense . . . . . . . . . . . . . . . . .        (246,989)          (39,000)          (1,380,398)
                                                       ---------------  ----------------  -------------------

      TOTAL OTHER INCOME (EXPENSE). . . . . . . . . .        (246,989)          (39,000)          (1,379,848)
                                                       ---------------  ----------------  -------------------

LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . . .        (751,556)         (140,979)          (2,030,676)

INCOME TAX EXPENSE. . . . . . . . . . . . . . . . . .               -                 -                    -
                                                       ---------------  ----------------  -------------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . .  $     (751,556)  $      (140,979)  $       (2,030,676)
                                                       ===============  ================  ===================

LOSS PER COMMON SHARE, BASIC AND DILUTED. . . . . . .  $        (0.00)  $         (0.01)  $            (0.03)
                                                       ===============  ================  ===================

WEIGHTED AVERAGE NUMBER OF BASIC AND
   DILUTED COMMON STOCK SHARES OUTSTANDING. . . . . .     166,274,083        25,000,000           71,933,197
                                                       ===============  ================  ===================

See Accompanying Condensed Notes to Consolidated Financial Statements these
                                                                              F3



                                     MAGELLAN FILMED ENTERTAINMENT, INC.
                                        (A Development Stage Company)
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (Unaudited)


                                                                                                 From
                                                         Quarter           Quarter        December 31, 1999
                                                          Ended             Ended          (Inception) to
                                                      March 31, 2001    March 31, 2000     March 31, 2001
                                                     ----------------  ----------------  -------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss . . . . . . . . . . . . . . . . . . . .  $      (751,556)  $      (140,979)  $       (2,030,676)
   Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
         Non-cash expenses paid by debentures for .                -                 -
            services. . . . . . . . . . . . . . . .           54,500
         Non-cash expenses paid by common stock . .                -                 -               10,000
         Interest charged for beneficial conversion
            feature of debentures payable . . . . .          226,428                 -            1,359,837
         Stock issued for services. . . . . . . . .            9,425                 -               14,425
         Stock issued for donation. . . . . . . . .                -                 -                6,900
         Stock issued as bonus for services . . . .                -                 -               95,590
         Stock issued in payment of interest. . . .                -                 -               16,444
         Decrease (Increase) in prepaid expenses. .             (200)                -               (2,200)
         Increase in accounts payable . . . . . . .          170,959           158,700              179,570
         Increase (decrease) in accrued consulting
            fees to officers. . . . . . . . . . . .          (56,001)           50,000              (56,001)
         Increase in accrured interest. . . . . . .           14,611            39,000               48,728
         Increase (decrease) in notes payable . . .            8,250            15,000              173,250
                                                     ----------------  ----------------  -------------------
NET CASH USED IN OPERATING ACTIVITIES . . . . . . .         (378,084)          121,721             (129,633)
                                                     ----------------  ----------------  -------------------

CASH FLOW FROM INVESTING ACTIVITIES
   Deposits paid. . . . . . . . . . . . . . . . . .            1,001                 -                    -
   Payment for screen play inventory. . . . . . . .                -                 -             (127,629)
   Cash paid for acquisitions . . . . . . . . . . .                -          (422,832)            (422,832)
   Cash paid for project costs. . . . . . . . . . .           52,297            (2,168)          (1,704,546)
                                                     ----------------  ----------------  -------------------
CASH USED IN INVESTING ACTIVITY . . . . . . . . . .           53,298          (425,000)          (2,255,007)
                                                     ----------------  ----------------  -------------------

CASH FLOW FROM FINANCING ACTIVITIES
   Debentures sold for cash . . . . . . . . . . . .          300,000                 -            2,325,000
   Cash loans from Officers - Net . . . . . . . . .           (4,000)          305,000               67,700
                                                     ----------------  ----------------  -------------------
CASH PROVIDED FROM FINANCING ACTIVITIES . . . . . .          296,000           305,000            2,392,700
                                                     ----------------  ----------------  -------------------

NET INCREASE IN CASH. . . . . . . . . . . . . . . .          (28,786)            1,721                8,060
CASH AT BEGINNING OF PERIOD . . . . . . . . . . . .           36,846                 -                    -
                                                     ----------------  ----------------  -------------------
CASH AT END OF PERIOD . . . . . . . . . . . . . . .  $         8,060   $         1,721   $            8,060
                                                     ================  ================  ===================

SUPPLEMENTAL DISCLOSURE OF CASH
       FLOW INFORMATION
Cash paid during the period:
   Interest . . . . . . . . . . . . . . . . . . . .  $             -   $             -   $                -
                                                     ================  ================  ===================
   Income taxes . . . . . . . . . . . . . . . . . .  $             -   $             -   $                -
                                                     ================  ================  ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
          INVESTING AND FINANCING ACIVITIES
   Issuance of common stock related
       to reverse acquisition . . . . . . . . . . .  $             -   $         2,991   $            2,991
                                                     ================  ================  ===================
   Conversion of debentures and interest.
       to common stock . . . . . . . . . . . .  . .  $       570,000   $             -   $        1.929,500
                                                     ================  ================  ===================
   Conversion of loans payable to debentures. . . .  $             -   $        20,000   $           20,000
                                                     ================  ================  ===================
   Issuance of common stock to acquire assets . . .  $             -   $       285,810   $          285,810
                                                     ================  ================  ===================


See Accompanying Condensed Notes to Consolidated Financial Statements


                                                                              F4

                       MAGELLAN FILMED ENTERTAINMENT, INC.
                          (A Development Stage Company)
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

NOTE  1  -  Basis  of  Presentation
            -----------------------
The accompanying consolidated balance sheet of Magellan Filmed Entertainment, Inc. and subsidiaries (A Development Stage Company) at March 31, 2001, and the consolidated statements of operations for the three months ended March 31, 2000 and 2001 and the cumulative period during the development stage from December
29, 1999 (Inception) through March 31, 2001 and the consolidated statements of cash flows for three months ended March 31, 2000 and 2001 and the period during the development stage from December 29, 1999 (Inception) through March 31, 2001, have been prepared by the Company's management and they do not include all information of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.


NOTE  2  -  Common Stock Issuances
            ----------------------
Shares of common stock of Magellan issued during the 3 months ended March 31, 2001 are summarized as follows:



Effective Date        Description                      Transaction          Average Per          Number of
                                                          Value             Share Price        Shares Issued
--------------  --------------------------------       ------------         -------------      -------------


    5/00-12/00      Conversion of debentures
                     and accrued interest . .          $    570,000              0.0068           83,687,558

      10&11/00      Consulting services                       9,425              0.0140              675,000
                                                          ---------                              -----------
                  Total                                $    579,425                               84,362,558
                                                       ============                             ============


                                                                              F5

NOTE  3  -  STOCKHOLDERS'  EQUITY

Debentures  Converted  to  Common  Stock
----------------------------------------

On September 26, 2000, the Company assumed the liabilities of The Nickel Palace, Inc., including 8% Series A senior subordinated convertible redeemable debentures issued by The Nickel Palace in September 2000 in the aggregate principal amount of $1,000,000. The Series A debentures are convertible into Magellan common stock at a conversion price of 62% of the average lowest closing bid price of the common stock for any of the five consecutive trading days immediately preceding the date of receipt of the conversion notice. At March 31, 2001, all of these debentures were funded and had been converted into
119,089,197   shares of common stock at an average price of $0.0084 per share.

On November 22, 2000, the Company acquired True Fiction, Inc., and assumed the liabilities of True Fiction, Inc., including 8% Series A senior subordinated convertible redeemable debentures issued by True Fiction in November, 2000 in the aggregate principal amount of $1,000,000. The Series A debentures are convertible into Magellan common stock at a conversion price of 62% of the average lowest closing bid price of the common stock for any of the five consecutive trading days immediately preceding the date of receipt of the conversion notice. At March 31, 2001 $450,000 of these debentures were funded and were outstanding. Accrued interest at March 31, 2001 is $7,400 on the debenture payable.

The beneficial conversion feature of the debentures was accounted for as additional interest expense at the date the debenture first became convertible and, as a result, such interest expense charged to operations for the 3 months
ended   March  31,  2001  amounted  to  approximately  $226,428.

NOTE   4  -  SUBSEQUENT EVENTS

Subsequent to March 31, 2001, the Company authorized a one for four reverse split of its common stock to be effective May 29, 2001.

                                                                             F62

                           PART II. OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

The  Company  is  not  a  party  to  any  pending  legal  proceedings.

ITEM  2     CHANGES  IN  SECURITIES

a)  NONE

b)  NONE

c) The following is a summary of the information required for all the sales of unregistered securities by Registrant for the reporting period January 1, through March 31, 2001.

During the period January 1, to March 31, 2001, $570,000 of the Nickel Palace Series A Debentures were converted to 83,687,558 shares of Common Stock of the Company. All such shares were issued without registration pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act of 1933. The Company assumed the obligations of Nickel Palace under the Nickel Palace debentures.

Six Hundred Seventy five thousand shares of Common stock of the Company were issued for services provided to the Company. The shares so issued were issued without registration pursuant to the exemption from registration under Section 4
(2)  of  the  Securities  Act  of  1933.


ITEM  3.    DEFAULTS  UPON  SENIOR  SECURITIES  -  None


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS  - NONE

ITEM  5.     OTHER  INFORMATION  -  NONE

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K  -

          (a)   Exhibits

          (b)   Reports  on  Form  8-K  -


                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Magellan  Filmed  Entertainment,  Inc.



Date:     May  18,  2001          By:/s/  Patrick  F.  Charles
                                    --------------------------
                                  Patrick  F.  Charles,  President
                                  and  CEO


Date:     May  18,  2001          By:/s/  James G. Brewer
                                    --------------------------
                                  James G. Brewer, Vice-President, Finance,
                                  CFO and Chief Accounting Officer