Form 10QSB
period 2001-06-30
MAGELLAN FILMED ENTERTAINMENT INC
filed 2001-08-14
CIK 1092804

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2001

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2001, was 94,678,833 shares.

                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited financial statements for the three month and six month periods ended June 30, 2001, are attached hereto.

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

The Company generated no revenues during the three and six month periods ended June 30, 2001. The Company's current plan is to concentrate its business development efforts on opportunities available in the film production business, including made for TV projects.

The Company has completed the filming of its first feature length film, "Rennie's Landing," and has entered into a contract for distribution of the movie for foreign markets with Franchise Pictures, LLC and is currently evaluating options for domestic distribution of the movie. The movie has been introduced domestically in a limited screening in the first quarter of 2001, and at the Seattle Film Festival in the Second Quarter of 2001. The Company has begun pre-production activities for its second feature length movie, "The Pleasure of Your Company" and, subject to securing commitments for financing, plans to begin actual production in the first quarter of 2002.

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

In November, 2000 the Company completed the acquisition of True Fiction, Inc., which company holds, in addition to the rights to a number of additional film projects, the other 50% interest in Rennie's Landing LLC, giving the Company 100% ownership in the film "Rennie's Landing." As part of the acquisition of True Fiction, the Company assumed the liabilities of True Fiction, Inc., including 8% Series A senior subordinated convertible redeemable debentures issued by True Fiction previously in the aggregate principal amount of $1,000,000. The Series A debentures are convertible into Magellan common stock at a conversion price of 62% of the average lowest closing bid price of the common stock for any of the five consecutive trading days immediately preceding the date of receipt of the conversion notice.

The Company estimates that it will have sufficient capital to enable it to meet its financial needs to continue with its business development activity through the end of the current year. The Company expects to begin receiving funds from the distribution of Rennie's Landing in the third quarter of 2001, and plans to use these funds for operating capital.

The Company has no plans for any product research and development and no expected purchase or sale of plant and significant equipment over the next 12 months.

The Company does not expect a significant increase in the number of its employees in the next 12 months, but will instead utilize contract personnel to accomplish its planned activities.


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

                       MAGELLAN FILMED ENTERTAINMENT, INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


                                 C O N T E N T S








Consolidated  Balance  Sheets (Unaudited)                          F-2
Consolidated  Statements  of  Operations (Unaudited)               F-3
Consolidated  Statements  of  Cash  Flows (Unaudited)              F-5
Condensed Notes  to  the  Consolidated
       Financial  Statements (Unaudited)                           F-6


                          MAGELLAN FILMED ENTERTAINMENT, INC.
                             (A Development Stage Company)
                               CONSOLIDATED BALANCE SHEET
                                      (Unaudited)

                                                              June 30      December 31
                                                                2001          2000
                                                            ------------   ------------
ASSETS

CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,081   $     36,846
   Prepaid expenses. . . . . . . . . . . . . . . . . . . .           55          2,000
                                                            ------------  -------------
        Total Current Assets . . . . . . . . . . . . . . .        2,136         38,846

  OTHER ASSETS
    Screen play inventory. . . . . . . . . . . . . . . . .      359,715        232,629
    Deferred project costs . . . . . . . . . . . . . . . .    2,428,842      2,225,088
    Deposits . . . . . . . . . . . . . . . . . . . . . . .            -          1,001
                                                            ------------  -------------
        Total Other Assets . . . . . . . . . . . . . . . .    2,788,556      2,458,718
                                                            ------------  -------------

      TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $ 2,790,692   $  2,497,564
                                                            ============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . . . . .  $   381,302   $     64,781
   Accrued interest. . . . . . . . . . . . . . . . . . . .       71,628         34,117
   Accrued compensation to officers. . . . . . . . . . . .      504,500        241,500
   Payable to officers . . . . . . . . . . . . . . . . . .       45,200         71,700
   Notes payable . . . . . . . . . . . . . . . . . . . . .      273,250        165,000
                                                            ------------  -------------
      Total current liabilities. . . . . . . . . . . . . .    1,275,880        577,098
                                                            ------------  -------------

OTHER LIABILITIES
   Debentures payable. . . . . . . . . . . . . . . . . . .      603,724        720,000
                                                            ------------  ------------

      Total other liabilities. . . . . . . . . . . . . . .      603,724        720,000
                                                            ------------  -------------

COMMITMENTS and CONTINGENCIES. . . . . . . . . . . . . . .            -              -

      TOTAL LIABILITIES. . . . . . . . . . . . . . . . . .    1,879,604      1,297,098
                                                            ------------  -------------

STOCKHOLDERS' Equity
   Common stock $.001 par value; 200,000,000 shares
      authorized; 94,678,833 and 27,460,179 shares
      issued and outstanding                                     94,679         27,460
   Additional Paid-in Capital. . . . . . . . . . . . . . .    3,520,906      2,452,126
   Accumulated deficit during the development stage. . . .   (2,704,496)    (1,279,120)
                                                            ------------  -------------

      TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . .      911,088      1,200,466
                                                            ------------  -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . .  $ 2,790,692   $  2,497,564
                                                            ============  =============




See condensed consolidated notes to financial statements

                                                                               F-2





                                      6

                          MAGELLAN FILMED ENTERTAINMENT, INC.
                             (A Development Stage Company)
                          CONSOLIDATED STATEMENT OF OPERATIONS
                                      (Unaudited)



                                                        Three Months     Three Months
                                                            Ended            Ended
                                                        June 30, 2001    June 30, 2000
                                                       ---------------  ---------------
REVENUES. . . . . . . . . . . . . . . . . . . . . . .  $            -   $            -


OPERATING EXPENSES
   General and administrative expenses. . . . . . . .         294,496           87,812
   Consulting fees. . . . . . . . . . . . . . . . . .         167,000                -
   Professional fees. . . . . . . . . . . . . . . . .           6,987                -
                                                       ---------------  ---------------
      TOTAL EXPENSES. . . . . . . . . . . . . . . . .         468,483           87,812
                                                       ---------------  ---------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . .        (468,483)         (87,812)

OTHER INCOME (EXPENSES)
   Interest income. . . . . . . . . . . . . . . . . .               -                -
   Interest expense . . . . . . . . . . . . . . . . .        (205,338)        (432,860)
                                                       ---------------  ---------------

      TOTAL OTHER INCOME (EXPENSE). . . . . . . . . .        (205,338)        (432,860)
                                                       ---------------  ---------------

LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . . .        (673,821)        (520,672)

INCOME TAX EXPENSE. . . . . . . . . . . . . . . . . .               -                -
                                                       ---------------  ---------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . .  $     (673,821)  $     (520,672)
                                                       ===============  ===============

LOSS PER COMMON SHARE, BASIC AND DILUTED. . . . . . .  $        (0.01)  $        (0.06)
                                                       ===============  ===============

WEIGHTED AVERAGE NUMBER OF BASIC AND
   DILUTED COMMON STOCK SHARES OUTSTANDING. . . . . .      55,559,191        8,314,813
                                                       ===============  ===============

See condensed consolidated notes to financial statements

                                                                                   F-3



                                      7


                                  MAGELLAN FILMED ENTERTAINMENT, INC.
                                     (A Development Stage Company)
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                              (Unaudited)


                                                                                           From
                                                   Six Months       Six Months      December 29, 1999
                                                      Ended            Ended         (Inception) to
                                                  June 30, 2001    June 30, 2000    to June 30, 2001
                                                 ---------------  ---------------  -------------------
REVENUES. . . . . . . . . . . . . . . . . . . .  $            -   $            -   $                -


OPERATING EXPENSES
   General and administrative expenses. . . . .         492,403          189,791              527,830
   Consulting fees. . . . . . . . . . . . . . .         444,160                               531,169
   Professional fees. . . . . . . . . . . . . .          36,487                                60,312
                                                 ---------------  ---------------  -------------------
      TOTAL EXPENSES. . . . . . . . . . . . . .         973,050          189,791            1,119,311
                                                 ---------------  ---------------  -------------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . .        (973,050)        (189,791)          (1,119,311)
                                                 ---------------  ---------------  -------------------
OTHER INCOME (EXPENSES)
   Interest income. . . . . . . . . . . . . . .               -                -                  550
   Interest expense . . . . . . . . . . . . . .        (452,327)        (471,860)          (1,585,736)
                                                 ---------------  ---------------  -------------------

      TOTAL OTHER INCOME (EXPENSE). . . . . . .        (452,327)        (471,860)          (1,585,186)
                                                 ---------------  ---------------  -------------------

LOSS BEFORE INCOME TAXES. . . . . . . . . . . .      (1,425,377)        (661,651)          (2,704,497)

INCOME TAX EXPENSE. . . . . . . . . . . . . . .               -                -                    -
                                                 ---------------  ---------------  -------------------

NET LOSS. . . . . . . . . . . . . . . . . . . .  $   (1,425,377)  $     (661,651)  $       (2,704,497)
                                                 ===============  ===============  ===================

LOSS PER COMMON SHARE, BASIC AND DILUTED. . . .  $        (0.03)  $        (0.09)  $            (0.11)
                                                 ===============  ===============  ===================

WEIGHTED AVERAGE NUMBER OF BASIC AND
   DILUTED COMMON STOCK SHARES OUTSTANDING. . .      48,602,504        7,282,407           24,030,322
                                                 ===============  ===============  ===================

See condensed consolidated notes to financial statements

                                                                                                 F-4

                                      8



                                    MAGELLAN FILMED ENTERTAINMENT, INC.
                                       (A Development Stage Company)
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (unaudited)


                                                                                                From
                                                       Six Months       Six Months      December 31, 1999
                                                          Ended            Ended         (Inception) to
                                                      June 30, 2001    June 30, 2000      June 30, 2001
                                                     ---------------  ---------------  -------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss . . . . . . . . . . . . . . . . . . . .  $   (1,425,377)  $     (661,651)  $       (2,704,497)
   Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
         Non-cash expenses paid by debentures for .
            services. . . . . . . . . . . . . . . .               -                -               54,500
         Non-cash expenses paid by common stock . .               -                -               10,000
         Interest charged for beneficial conversion
            feature of debentures payable . . . . .         410,298          428,571            1,543,707
         Stock issued for services. . . . . . . . .           9,425               23               14,425
         Stock issued for donation. . . . . . . . .               -                -                6,900
         Stock issued as bonus for services . . . .               -           54,500               95,590
         Stock issued in payment of interest. . . .               -                -               16,444
         Decrease (Increase) in prepaid expenses. .           1,945                -                  (55)
         Increase in accounts payable . . . . . . .         316,521                -              325,132
         Increase (decrease) in accrued consulting
            fees to officers. . . . . . . . . . . .         105,500           84,000              105,500
         Increase in accrued interest . . . . . . .          37,511                -               71,628
         Increase (decrease) in notes payable . . .         108,250                -              273,250
                                                     ---------------  ---------------  -------------------
NET CASH USED IN OPERATING ACTIVITIES . . . . . . .        (435,927)         (94,557)            (187,476)
                                                     ---------------  ---------------  -------------------

CASH FLOW FROM INVESTING ACTIVITIES
   Deposits paid. . . . . . . . . . . . . . . . . .           1,001                -                    -
   Payment for screen play inventory. . . . . . . .        (127,086)         (74,588)            (254,715)
   Cash paid for acquisitions . . . . . . . . . . .               -         (422,832)            (422,832)
   Cash paid for project costs. . . . . . . . . . .         (46,254)        (227,201)          (1,803,097)
                                                     ---------------  ---------------  -------------------
CASH USED IN INVESTING ACTIVITY . . . . . . . . . .        (172,338)        (724,621)          (2,480,643)
                                                     ---------------  ---------------  -------------------

CASH FLOW FROM FINANCING ACTIVITIES
   Debentures sold for cash . . . . . . . . . . . .         600,000          861,500            2,625,000
   Cash loans from Officers - Net . . . . . . . . .         (26,500)          29,000               45,200
                                                     ---------------  ---------------  -------------------
CASH PROVIDED FROM FINANCING ACTIVITIES . . . . . .         573,500          890,500            2,670,200
                                                     ---------------  ---------------  -------------------

NET INCREASE IN CASH. . . . . . . . . . . . . . . .         (34,765)          71,322                2,081
CASH AT BEGINNING OF PERIOD . . . . . . . . . . . .          36,846                -                    -
                                                     ---------------  ---------------  -------------------
CASH AT END OF PERIOD . . . . . . . . . . . . . . .  $        2,081   $       71,322   $            2,081
                                                     ===============  ===============  ===================

SUPPLEMENTAL DISCLOSURE OF CASH
       FLOW INFORMATION
Cash paid during the period:
   Interest . . . . . . . . . . . . . . . . . . . .  $            -   $            -   $                -
                                                     ===============  ===============  ===================
   Income taxes . . . . . . . . . . . . . . . . . .  $            -   $            -   $                -
                                                     ===============  ===============  ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
          INVESTING AND FINANCING ACTIVITIES
   Issuance of common stock related
       to reverse acquisition . . . . . . . . . . .  $            -   $        2,991   $            2,991
                                                     ===============  ===============  ===================
   Conversion of debentures and interest
       to common stock. . . . . . . . . . . . . . .  $      716,275   $      510,000   $        2,075,773
                                                     ===============  ===============  ===================
   Conversion of loans payable to debentures. . . .  $            -   $       20,000   $           20,000
                                                     ===============  ===============  ===================
   Issuance of common stock to acquire assets . . .  $            -   $      285,810   $          285,810
                                                     ===============  ===============  ===================

See condensed consolidated notes to financial statements

                                                                                                 F-5

                       MAGELLAN FILMED ENTERTAINMENT, INC.
                          (A Development Stage Company)
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

NOTE  1  -  Basis  of  Presentation
            -----------------------
The accompanying consolidated balance sheet of Magellan Filmed Entertainment, Inc. and subsidiaries (A Development Stage Company) at June 30, 2001, and the consolidated statements of operations for the three and six month periods ended June 30, 2000 and 2001 and the cumulative period during the development stage from December 29, 1999 (Inception) through June 30, 2001 and the consolidated statements of cash flows for six months ended June 30, 2000 and 2001 and the period during the development stage from December 29, 1999 (Inception) through June 30, 2001, have been prepared by the Company's management and they do not include all information of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

All share amounts have been adjusted to reflect a 4 for 1 reverse stock split effective May 29, 2001.

Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.


NOTE  2  -  Common Stock Issuances
            ----------------------
Shares of common stock of Magellan issued during the 3 months ended June 30, 2001 are summarized as follows:



Effective Date        Description                      Transaction          Average Per          Number of
                                                          Value             Share Price        Shares Issued*
--------------  --------------------------------       ------------         -------------      -------------

    1/01-2/01       Conversion of debentures
                     and accrued interest . .          $    570,000             $0.0068           20,921,890

    1/01 & 02/01    Consulting services                       9,425             $0.0140              168,750

    5/01            Additional Shares issued due to
                       Rounding for Reverse Split                 -                -                      25

    5/01-6/01       Conversion of debentures                146,276             $0.0032           46,127,989
                                                          ---------                              -----------
                  Total                                $    725,701                               67,218,629
                                                       ============                             ============


* Adjusted for one for four reverse stock split effected May 29,2001

                                                                              F6

NOTE  3  -  STOCKHOLDERS'  EQUITY

Debentures  Converted  to  Common  Stock
----------------------------------------

On November 22, 2000, the Company acquired True Fiction, Inc., and assumed the liabilities of True Fiction, Inc., including 8% Series A senior subordinated convertible redeemable debentures issued by True Fiction previously in the aggregate principal amount of $1,000,000. The Series A debentures are convertible into Magellan common stock at a conversion price of 62% of the average lowest closing bid price of the common stock for any of the five consecutive trading days immediately preceding the date of receipt of the conversion notice. At June 30, 2001 $750,000 of these debentures were funded, and $146,276 had been converted into common stock of the Company. The balance outstanding on the debenture payable at June 30, 2001 is $603,724, and accumulated accrued interest is $22,593.

The beneficial conversion feature of the debentures was accounted for as additional interest expense at the date the debenture first became convertible and, as a result, such interest expense charged to operations for the 3 and 6 months ended June 30, 2001 amounted to $183,870 and 367,740 respectively.

NOTE   4  -  SUBSEQUENT EVENTS

The  Company  has called an Annual meeting of the Shareholders to be held August
23, 2001 - See Form 14c preliminary filed with the Securities and Exchange Commission on July 23, 2001, Form 14c definitive filed with the Securities and Exchange Commission on August 3, 2001, and announcement to shareholders mailed August 3, 2001 to shareholders of record July 24, 2001.
                                                                              F7

                           PART II. OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

The  Company  is  not  a  party  to  any  pending  legal  proceedings.

ITEM  2     CHANGES  IN  SECURITIES

a)  NONE

b)  NONE

c) The following is a summary of the information required for all the sales of unregistered securities by Registrant for the reporting period January 1, through June 30, 2001.

During the period January 1, to March 31, 2001, $570,000 of the Nickel Palace Series A Debentures were converted to 20,921,890 (adjusted for one for four reverse stock split effected May 29, 2001) shares of common stock of the Company at an average price of $0.027 per share. All such shares were issued without registration pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act of 1933. The Company assumed the obligations of Nickel Palace under the Nickel Palace debentures issued exempt from registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933. During this same period, 168,750 (adjusted for one for four reverse stock split effected May 29, 2001) shares of common stock of the Company were issued at an average price of $0.056 per share, for services provided to the Company. The shares so issued were issued without registration pursuant to the exemption from registration under Section 4 (2) of the Securities Act of 1933.

In addition, during the quarter ended June 30, 2001 $146,276 of the True Fiction Series A Debentures were converted to 46,127,989 (adjusted for one for four reverse stock split effected May 29, 2001) shares of common stock of the Company at an average price of $0.0032 per share. All such shares were issued without registration pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act of 1933. The Company assumed the obligations of True
Fiction under the True Fiction debentures issued exempt from registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933.


ITEM  3.    DEFAULTS  UPON  SENIOR  SECURITIES  -  None


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS  - NONE

ITEM  5.     OTHER  INFORMATION  -  NONE

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K  -

          (a)   Exhibits  -  None

          (b)   Reports  on  Form  8-K  -  None


                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Magellan  Filmed  Entertainment,  Inc.



Date:     _______,  2001          By:/s/  Patrick  F.  Charles
                                    --------------------------
                                  Patrick  F.  Charles,  President
                                  and  CEO


Date:     _______,  2001          By:/s/  James G. Brewer
                                    --------------------------
                                  James G. Brewer, Vice-President, Finance,
                                  CFO and Chief Accounting Officer