Form 10QSB
period 2001-09-30
MAGELLAN FILMED ENTERTAINMENT INC
filed 2001-11-19
CIK 1092804

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   Form  10-QSB

                             Quarterly  Report  Under
                       the  Securities  Exchange  Act  of  1934

                      For  Quarter  Ended:  September  30,  2001

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 2001, was 273,026,763 shares.

                                     PART  I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited financial statements for the three month and nine month periods ended September 30, 2001, are attached hereto.

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

The Company generated $200,000 in revenues from foreign sales during the three and nine month periods ended September 30, 2001, from the first sales of the Company's first full length feature film, "Rennie's Landing." The Company's current plan is to continue to concentrate its business development efforts on opportunities available in the film production business, including made for TV projects.

Marketing and distribution efforts relative to the Company's recently completed first feature length film "Rennie's Landing" have culminated in mixed results. The Company has received initial revenues from sales to foreign markets under a contract signed with Franchise Pictures, LLC and prospects look promising for continuance of future foreign sales of Rennie's under the Franchise agreement. However, efforts to develop the domestic markets for Rennie's have been disappointing.

A year ago, the Company had formed a subsidiary, Magellan Productions Corp, which entered into employment contracts with two managers to develop and implement a comprehensive foreign and domestic marketing and distribution plan for sales of the Company's filmed entertainment products. While this plan of operation achieved modest success with respect to Rennie's sales to foreign markets, this plan of operation has not achieved the Company's goals with respect to sales to the domestic markets. Therefore, to bolster its marketing and distribution efforts, the Company has revised its strategy and plans to outsource such services in the future. Consequently the operations of its subsidiary, Magellan Productions Corp. and the employment contracts with the two managers previously hired have been recently terminated. The Company has commenced interviewing several professional filmed entertainment marketing and distribution companies and plans to announce its selection in the very near future.

The film industry, in anticipation of an extended strike by the Screen Actors Guild (SAG) expected for mid 2001, produced an abundance of filmed entertainment products resulting in a glut in the market and a decline in demand for films, both foreign and domestically. While the Company believes this to be a temporary condition, the Company has taken the precaution of writing off $661,000 of capitalized production costs of Rennie's Landing to expense during the Quarter ended September 30, 2001. Pending outcome of the effects of the Company's change in its marketing and distribution plan of operations, prediction of Rennie's domestic market potential is currently not readily ascertainable. The write down, in part, reflects this uncertainty.

The Company has begun pre-production planning activities for its second feature length movie, "The Pleasure of Your Company" and, subject to securing commitments for financing, plans to begin production in 2002.

The Company is in the process of establishing itself as an independent producer of filmed entertainment products. Foreign or world wide distribution of USA produced entertainment projects is one of the fastest growing segments of the industry. It is the intention of management to exploit that market as the foundation of the Company's future.

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

Under its operating plan, management is also developing relationships with writers and independent producers to assure that the Company has a constant flow of projects under review. Included in this stream of projects are feature length films, made for TV films, mini series for TV and TV feature series. The Company has obtained the rights to a number of screen plays and other projects which it plans to produce on its own or through production partners. The Company has as one of its missions, the cost efficient production of such projects. A strategy of cost efficiency is to become a hallmark of the Company and the source of our internal growth.

The Company plans to formulate an aggressive joint venture acquisition plan for stimulating growth. As in most industries, the consolidation movement is growing. Management believes that growth by strategic acquisition is necessary for the Company to reach its full potential.

To date, the Company developed a business plan, assembled a management team, and produced its first feature length film, "Rennie's Landing." As part of its plan, the Company acquired The Nickel Palace, Inc. (Nickel) in September, 2000, owner of 50 % of Rennie's Landing LLC (which owns the film "Rennie's Landing").

In November, 2000, the Company completed the acquisition of True Fiction, Inc., which company holds, in addition to the rights to a number of additional film projects, the other 50% interest in Rennie's Landing LLC, giving the Company 100% ownership in the film "Rennie's Landing." As part of the acquisition of True Fiction, the Company assumed the liabilities of True Fiction, Inc., including 8% Series A senior subordinated convertible redeemable debentures issued by True Fiction previously in the aggregate principal amount of $1,000,000. The Series A debentures are convertible into Magellan common stock at a conversion price of 62% of the average lowest closing bid price of the common stock for any of the five consecutive trading days immediately preceding the date of receipt of the conversion notice.

The Company estimates that it will have sufficient capital to enable it to meet its minimal financial needs to continue with its business development activity through the next twelve months. The Company expects to continue receiving funds from the distribution of "Rennie's Landing" over the next twelve months, and plans to use these funds for operating capital. The Company expects to raise additional capital from joint venture partners to complete the filming projects planned for 2002.

The Company has no plans for any product research and development and no expected purchase or sale of plant and significant equipment over the next 12 months.

The Company does not expect a significant increase in the number of its employees in the next 12 months, but will instead outsource services to accomplish its planned activities.


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

                MAGELLAN FILMED ENTERTAINMENT, INC. and SUBSIDIARIES
                       (A  DEVELOPMENTAL  STAGE  ENTERPRISE)
                        CONSOLIDATED  FINANCIAL  STATEMENTS
                                  (Unaudited)


                                 C  O  N  T  E  N  T  S








Consolidated  Balance  Sheets  (Unaudited)                          F-2
Consolidated  Statements  of  Operations  (Unaudited)               F-3
Consolidated  Statements  of  Cash  Flows  (Unaudited)              F-5
Condensed  Notes  to  the  Consolidated
       Financial  Statements  (Unaudited)                           F-6


                 MAGELLAN FILMED ENTERTAINMENT, INC. and SUBSIDIARIES
                             (A Development Stage Company)
                              CONSOLIDATED BALANCE SHEET


                                                        September 30,    December 31,
                                                            2001             2000
                                                         (Unaudited)
                                                       ---------------  --------------
ASSETS

CURRENT ASSETS
   Cash . . . . . . . . . . . . . . . . . . . . . . .  $          161   $      36,846
   Prepaid expenses . . . . . . . . . . . . . . . . .               -           2,000
                                                       ---------------  --------------
        Total Current Assets. . . . . . . . . . . . .             161          38,846

  OTHER ASSETS
    Screen play inventory . . . . . . . . . . . . . .         397,444         232,629
    Film production costs (net) . . . . . . . . . . .       1,856,018       2,225,088
    Deposits. . . . . . . . . . . . . . . . . . . . .           5,120           1,001
                                                       ---------------  --------------
        Total Other Assets. . . . . . . . . . . . . .       2,258,582       2,458,718
                                                       ---------------  --------------

      TOTAL ASSETS. . . . . . . . . . . . . . . . . .  $    2,258,743   $   2,497,564
                                                       ===============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable . . . . . . . . . . . . . . . . .  $      620,028   $      64,781
   Accrued interest . . . . . . . . . . . . . . . . .          85,033          34,117
   Accrued compensation to officers . . . . . . . . .         510,000         241,500
   Payable to officers. . . . . . . . . . . . . . . .          28,200          71,700
   Notes payable. . . . . . . . . . . . . . . . . . .         299,650         165,000
                                                       ---------------  --------------
      Total current liabilities . . . . . . . . . . .       1,542,911         577,098
                                                       ---------------  --------------

OTHER LIABILITIES
   Debentures payable . . . . . . . . . . . . . . . .         701,517         720,000
                                                       ---------------  --------------
      Total other liabilities . . . . . . . . . . . .         701,517         720,000
                                                       ---------------  --------------

COMMITMENTS and CONTINGENCIES . . . . . . . . . . . .               -               -

      TOTAL LIABILITIES . . . . . . . . . . . . . . .       2,244,428       1,297,098
                                                       ---------------  --------------


STOCKHOLDERS' Equity
   Preferred stock $.0001 par value, 300,000,000 shares
      Authorized; none outstanding. . . . . . . . . .               -               -
   Common stock $.0001 par value; 950,000,000 shares
      authorized; 273,026,763 and 27,460,179 shares
      issued and outstanding. . . . . . . . . . . . .          27,303           2,746
   Additional Paid-in Capital . . . . . . . . . . . .       3,853,329       2,476,840
   Accumulated deficit during the development stage .      (3,866,316)     (1,279,120)
                                                       ---------------  --------------

      TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . .          14,315       1,200,466
                                                       ---------------  --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . .  $    2,258,743   $   2,497,564
                                                       ===============  ==============



See Condensed Consolidated Notes to Financial Statements



                                                                             F-2

                       MAGELLAN FILMED ENTERTAINMENT, INC. and SUBSIDIARIES
                                  (A Development Stage Company)
                               CONSOLIDATED STATEMENT OF OPERATIONS
                                           (Unaudited)



                                                           Three Months          Three Months
                                                              Ended                 Ended
                                                        September 30, 2001    September 30, 2000
                                                       --------------------  --------------------
REVENUES
   Movie Sales. . . . . . . . . . . . . . . . . . . .  $           200,000   $                 -

   Less Cost of Sales
      Commissions . . . . . . . . . . . . . . . . . .               37,500                     -
      Marketing . . . . . . . . . . . . . . . . . . .               70,000                     -
      Amortization of film production costs . . . . .               91,500                     -
                                                       --------------------  --------------------

         GROSS PROFIT ON SALES. . . . . . . . . . . .                1,000                     -


OPERATING EXPENSES
   General and administrative expenses. . . . . . . .              160,973               158,623
   Consulting fees. . . . . . . . . . . . . . . . . .              169,267                     -
   Professional fees. . . . . . . . . . . . . . . . .                2,854                     -
   Impairment of film production costs. . . . . . . .              661,000                     -
                                                       --------------------  --------------------
      TOTAL EXPENSES. . . . . . . . . . . . . . . . .              994,094               158,623
                                                       --------------------  --------------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . .             (994,094)             (158,623)

OTHER INCOME (EXPENSES)
   Interest income. . . . . . . . . . . . . . . . . .                    -                   550
   Interest expense . . . . . . . . . . . . . . . . .             (168,726)                    -
                                                       --------------------  --------------------

      TOTAL OTHER INCOME (EXPENSE). . . . . . . . . .             (168,726)                  550
                                                       --------------------  --------------------
LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . . .           (1,161,820)             (158,073)

INCOME TAX EXPENSE. . . . . . . . . . . . . . . . . .                    -                     -
                                                       --------------------  --------------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . .  $        (1,161,820)  $          (158,073)
                                                       ====================  ====================

NET LOSS PER COMMON SHARE, BASIC AND DILUTED. . . . . .$             (0.01)  $             (0.01)
                                                       ====================  ====================

WEIGHTED AVERAGE NUMBER OF BASIC AND
   DILUTED COMMON STOCK SHARES OUTSTANDING. . . . . .          221,912,581            13,454,186
                                                       ====================  ====================


See Condensed Consolidated Notes to Financial Statements




                          MAGELLAN FILMED ENTERTAINMENT, INC. and SUBSIDIARIES
                                      (A Development Stage Company)
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                               (Unaudited)


                                                                                             From
                                                   Nine Months       Nine Months      December 29, 1999
                                                      Ended             Ended          (Inception) to
                                                  Sept. 30, 2001    Sept. 30, 2000    to Sept. 30, 2001
                                                 ----------------  ----------------  -------------------
REVENUES
   Movie Sales. . . . . . . . . . . . . . . . .     $    200,000   $             -      $       200,000

   Less Cost of Sales
      Commissions . . . . . . . . . . . . . . .           37,500                 -               37,500
      Marketing . . . . . . . . . . . . . . . .           70,000                 -               70,000
      Amortization of film production costs . .           91,500                 -               91,500
                                                 ----------------  ----------------  -------------------

         GROSS PROFIT ON SALES. . . . . . . . .            1,000                 -                1,000

OPERATING EXPENSES
   General and administrative expenses. . . . .          653,376           393,414              688,803
   Consulting fees. . . . . . . . . . . . . . .          613,427                 -              700,436
   Professional fees. . . . . . . . . . . . . .           39,341                 -               63,166
   Impairment of film production costs. . . . .          661,000                 -              661,000
                                                 ----------------  ----------------  -------------------
      TOTAL EXPENSES. . . . . . . . . . . . . .        1,967,144           393,414            2,113,405
                                                 ----------------  ----------------  -------------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . .       (1,966,144)         (393,414)          (2,112,405)

OTHER INCOME (EXPENSES)
   Interest income. . . . . . . . . . . . . . .                -               473                  550
   Interest expense . . . . . . . . . . . . . .         (621,053)         (471,860)          (1,754,462)
                                                 ----------------  ----------------  -------------------

      TOTAL OTHER INCOME (EXPENSE). . . . . . .         (621,053)         (471,387)          (1,753,912)
                                                 ----------------  ----------------  -------------------

LOSS BEFORE INCOME TAXES. . . . . . . . . . . .       (2,587,197)         (864,801)          (3,866,317)

INCOME TAX EXPENSE. . . . . . . . . . . . . . .                -                 -                    -
                                                 ----------------  ----------------  -------------------

NET LOSS. . . . . . . . . . . . . . . . . . . .  $    (2,587,197)  $      (864,801)  $       (3,866,317)
                                                 ================  ================  ===================

NET LOSS PER COMMON SHARE, BASIC AND DILUTED. . .$         (0.02)  $         (0.09)  $            (0.08)
                                                 ================  ================  ===================

WEIGHTED AVERAGE NUMBER OF BASIC AND
   DILUTED COMMON STOCK SHARES OUTSTANDING. . .      161,397,849        10,040,442           49,639,340
                                                 ================  ================  ===================


See Condensed Consolidated Notes to Financial Statements



                                                                             F-4

                            MAGELLAN FILMED ENTERTAINMENT, INC. and SUBSIDIARIES
                                        (A Development Stage Company)
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (unaudited)


                                                                                                  From
                                                       Nine Months       Nine Months      December 29, 1999
                                                          Ended             Ended          (Inception) to
                                                      Sept. 30, 2001    Sept. 30, 2000     Sept. 30, 2001
                                                     ----------------  ----------------  -------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss . . . . . . . . . . . . . . . . . . . .  $    (2,587,197)  $      (864,801)  $       (3,866,317)
   Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
         Non-cash expenses paid by debentures for
            services. . . . . . . . . . . . . . . .                -                 -               54,500
         Non-cash expenses paid by common stock . .                -                 -               10,000
         Interest charged for beneficial conversion
            feature of debentures payable . . . . .          532,878           428,571            1,666,287
         Amortization of film production costs. . .           91,500                 -               91,500
         Impairment of film production costs. . . .          661,000                 -              661,000
         Stock issued for services. . . . . . . . .            9,425             1,842               14,425
         Stock issued for donation. . . . . . . . .                -                 -                6,900
         Stock issued as bonus for services . . . .           40,260            54,500              135,850
         Stock issued in payment of interest. . . .                -                 -               16,444
   Changes in Assets & Liabilities
         Decrease (Increase) in prepaid expenses. .            2,000           (19,700)                   -
         Increase in accounts payable . . . . . . .          555,247             7,000              563,858
         Increase (decrease) in accrued compensation
           to officers. . . . . . . . . . . . . . .          268,500           159,750              268,500
         Increase in accrued interest . . . . . . .           50,916                 -               85,033
                                                    ----------------  ----------------  -------------------

NET CASH USED IN OPERATING ACTIVITIES . . . . . . .         (375,471)         (232,838)            (292,020)
                                                     ----------------  ----------------  -------------------

CASH FLOW FROM INVESTING ACTIVITIES
   Deposits paid. . . . . . . . . . . . . . . . . .           (4,119)          (11,300)              (5,120)
   Payment for screen play inventory. . . . . . . .         (164,815)         (128,630)            (292,444)
   Cash paid for acquisitions . . . . . . . . . . .                -          (422,832)            (422,832)
   Cash paid for project costs. . . . . . . . . . .         (383,430)       (1,257,771)          (2,140,273)
                                                     ----------------  ----------------  -------------------
CASH USED IN INVESTING ACTIVITY . . . . . . . . . .         (552,364)       (1,820,533)          (2,860,669)
                                                     ----------------  ----------------  -------------------

CASH FLOW FROM FINANCING ACTIVITIES
   Debentures sold for cash . . . . . . . . . . . .          800,000         1,861,500            2,825,000
   Cash loans from Officers - Net . . . . . . . . .          (43,500)           65,500               28,200
   Increase (decrease) in notes payable . . . . . .          134,650           194,500              299,650
                                                     ----------------  ---------------  -------------------

CASH PROVIDED FROM FINANCING ACTIVITIES . . . . . .          891,150         2,121,500            3,152,850
                                                     ---------------  ----------------  -------------------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . .           (36,685)           68,129                  161
CASH AT BEGINNING OF PERIOD . . . . . . . . . . . .           36,846                 -                    -
                                                     ----------------  ----------------  -------------------
CASH AT END OF PERIOD . . . . . . . . . . . . . . .  $           161   $        68,129   $              161
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
                                                     ================  ================  ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
          INVESTING AND FINANCING ACTIVITIES
   Issuance of common stock related
       to reverse acquisition . . . . . . . . . . .  $             -   $         2,991   $            2,991
                                                     ================  ================  ===================
   Conversion of debentures and interest
       to common stock. . . . . . . . . . . . . . .  $       818,482   $       510,000   $        2,177,980
                                                     ================  ================  ===================
   Conversion of loans payable to debentures. . . .  $             -   $        20,000   $           20,000
                                                     ================  ================  ===================
   Issuance of common stock to acquire assets . . .  $             -   $       180,810   $          285,810
                                                     ================  ================  ===================


See Condensed Consolidated Notes to Financial Statements


                                                                             F-5

              MAGELLAN FILMED ENTERTAINMENT, INC. and SUBSIDIARIES
                          (A Development Stage Company)
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                  (Unaudited)

NOTE  1  -  Basis  of  Presentation
            -----------------------
The accompanying consolidated balance sheet of Magellan Filmed Entertainment, Inc. and subsidiaries (A Development Stage Company) at September 30, 2001, and the consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 2001 and the cumulative period during the development stage from December 29, 1999 (Inception) through September 30, 2001 and the consolidated statements of cash flows for nine months ended September 30, 2000 and 2001 and the period during the development stage from December 29, 1999 (Inception) through September 30, 2001, have been prepared by the Company's management and they do not include all information of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

All share amounts have been adjusted to reflect a 4 for 1 reverse stock split effective May 29, 2001, and the change in par value from $0.001 to $0.0001 effected on August 23, 2001.

Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

Note  2  -  Film Production Costs
            ---------------------
The Company accounts for revenue, film costs, participation costs and exploitation costs in accordance with Statement of Position (SOP) 00-2 (entitled "Accounting by Producers or Distributors of Films") issued by the Accounting Standards Executive Committee of the American Institution of Certified Public Accountants. Accordingly, all costs of producing motion picture films are capitalized as non-current assets in the period of expenditure and amortized over the life of the respective film utilizing the Individual-Film-Forecast Method of Amortization, in which the total costs of a film are amortized in relation to the amount of revenues received in any period to the total amount expected to be received over the life of the film (not to exceed 10 years). Under this method, revenue is recognized from a sale or licensing arrangement of a film when all of the following conditions are met: i) Persuasive evidence of a sale or licensing arrangement with a customer exists; ii) the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery; iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale; iv) the arrangement fee is fixed or determinable; and v) collection of the arrangement fee is reasonably assured. The Company has capitalized a total of $2,608,518 in the production of its sole completed film, "Rennie's Landing," which has been released in foreign markets but has not been released in the US market. In the third quarter of 2001, the Company wrote-off to expense, $661,000 as impairment to the capitalized costs, recognizing that in the current market, the Company does not expect to recover all of its capitalized costs of producing Rennie's Landing, which includes approximately $710,000 of allocated General and Administrative and interest expenses incurred during the preparation for and filming of the movie. During the quarter ended September 30, 2001, $91,500 of the remaining capitalized costs were amortized. The Company anticipates that during the next twelve months, an additional $1,000,000 will be amortized, and that 100% of the costs will be amortized within the next three years. The Company does not anticipate that any participation costs (amounts due parties involved in the production of a film who are entitled to contingent payments based on the financial results of a film pursuant to contractual formulas or collective bargaining agreements), will be incurred for "Rennie's Landing."


                                                                              F6

NOTE  3  -  Common  Stock  Issuances
            ----------------------
Shares of common stock of Magellan issued during the 9 months ended September 30, 2001 are summarized as follows:



Effective Date        Description                      Transaction          Average Per          Number of
                                                          Value             Share Price        Shares Issued*
--------------  --------------------------------       ------------         -------------      -------------

    1/01-2/01       Conversion of debentures
                     and accrued interest . .          $    570,000             $0.0272           20,921,890

    1/01 & 02/01    Consulting services                       9,425             $0.0559              168,750

    5/01            Additional Shares issued due to
                       Rounding for Reverse Split                                                         25

    5/01-6/01       Conversion of debentures                146,276             $0.0032           46,127,989

    7/01-8/01       Compensation to Officers and
                       consultants for services              40,260             $0.0010           40,200,000

    7/01-9/01       Conversion of debentures                102,207             $0.0007          138,147,930
                                                          ---------                              -----------
                  Total                                $    868,168                              245,566,584
                                                       ============                             ============


* Adjusted for one for four reverse stock split effected May 29,2001




NOTE  4  -  STOCKHOLDERS'  EQUITY

Debentures  Converted  to  Common  Stock
----------------------------------------

On November 22, 2000, the Company acquired True Fiction, Inc., and assumed the liabilities of True Fiction, Inc., including 8% Series A senior subordinated convertible redeemable debentures issued by True Fiction previously in the aggregate principal amount of $1,000,000. The Series A debentures are convertible into Magellan common stock at a conversion price of 62% of the average lowest closing bid price of the common stock for any of the five consecutive trading days immediately preceding the date of receipt of the conversion notice. At September 30, 2001 $950,000 of these debentures were funded, and $284,483 had been converted into common stock of the Company. The balance outstanding on the debenture payable at September 30, 2001 is $701,517, and accumulated accrued interest is $35,316.

The beneficial conversion feature of the debentures was accounted for as additional interest expense at the date the debenture first became convertible and, as a result, such interest expense charged to operations for the three and nine month periods ended September 30, 2001 amounted to $122,580 and $490,320 respectively.

NOTE   5  -  SUBSEQUENT  EVENTS
             ------------------
In October, 2001, the Company's Board of Directors approved and issued 30,000,000 Class "A" preferred 8% non-cumulative dividend preferred shares of the Company. Each Class "A" preferred share issued shall be entitled to 20 votes, and is convertible at any time, at the option of the holder, into the corporation's common stock at one common share for each Class "A" preferred share held.

                                                                              F7

                           PART  II.  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

The  Company  is  not  a  party  to  any  pending  legal  proceedings.

ITEM  2     CHANGES  IN  SECURITIES

a)  NONE

b)  NONE

c) The following is a summary of the information required for all the sales of unregistered securities by Registrant for the reporting period July 1, through September 30, 2001.

During the quarter ended September 30, 2001 $102,207 of the True Fiction Series A Debentures were converted to 138,147,943 shares of common stock of the Company at an average price of $0.0007 per share. All such shares were issued without registration pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act of 1933. The Company assumed the obligations of True
Fiction under the True Fiction debentures issued exempt from registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933. The Company also issued 40,200,000 shares of common stock to Officers, employees and consultants to the Company as a payment for services at an average price of $.001 per share. The shares so issued were issued without registration pursuant to the exemption from registration under Section 4 (2) of the Securities Act of 1933.

All shares noted above have been adjusted for one for four reverse stock split effected May 29, 2001.

ITEM  3.    DEFAULTS  UPON  SENIOR  SECURITIES  -  None


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company, at an Annual meeting of the Shareholders held August 23, 2001, approved (i) an amendment to the Company's Articles to increase the number of shares of common stock authorized for issuance from 200 million to 950 million and to increase the number of shares of preferred stock authorized for issuance from 50 million to 300 million; (ii) an amendment to the Company's Articles to change the par value of the common stock from $0.001 to $0.0001 and to change the par value of the preferred stock from $0.001 to $0.0001; and (iii) an amendment to the Company's Articles of Incorporation to provide that the board of Directors have the authority to issue the Common stock and Preferred Stock in series and to determine for each series the voting powers, designations, preferences, rights, qualifications, limitations or restrictions expressed in the resolutions providing for the issue of such series, and to add provisions to the Articles of Incorporation to clarify features relating to the authorized capital stock.


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


                                  Magellan  Filmed  Entertainment,  Inc.



Date:     _______,  2001          By:/s/  Patrick  F.  Charles
                                    --------------------------
                                  Patrick  F.  Charles, CEO


Date:     _______,  2001          By:/s/  James  G.  Brewer
                                    --------------------------
                                  James  G.  Brewer,  Vice-President,  Finance,
                                  CFO  and  Chief  Accounting  Officer